Form 10QSB
period 2004-06-30
SUNCOAST NATURALS INC
filed 2004-08-17
CIK 1240093

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE QUARTER ENDED JUNE 30, 2004

                         COMMISSION FILE NO. 333-107826

                             SUNCOAST NATURALS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         02-0656132
------------------------------                           ----------------
State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                         Identification Number)

2000 Avenue P, Unit 12, Riviera Beach, FL                   33404-5342
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)

                                 (800) 432-6723
                           (Issuer's Telephone Number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Transitional Small Business Disclosure Format: Yes / / No /X/

         The number of shares outstanding of each of the registrant's classes of common stock as of July 29, 2004 is 4,100,000 shares of $.001 par value common stock and 100,000 shares of Class "A" convertible preferred stock with a $.01 par value.

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY

                                      INDEX

                                                                            PAGE
PART I  FINANCIAL INFORMATION

Consolidated Balance Sheet-June 30, 2004.......................................1

Consolidated Statements of Operations-Three Months
Ended June 30, 2004............................................................2

Consolidated Statements of Operations-Six Months
Ended June 30, 2004............................................................3

Consolidated Statement of Cash Flows-Six Months
Ended June 30, 2004............................................................4

Notes to the Consolidated Financial Statements.................................5

Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................................18

PART II OTHER INFORMATION

Item 1. Legal Proceedings.....................................................28

Item 2. Changes in Securities.................................................28

Item 3. Defaults Upon Senior Securities.......................................28

Item 4. Submission of Matters to a Vote of Security Holders...................28

Item 5. Other Information.....................................................28

Item 6. Exhibits on Reports on Form 8-K.......................................28

Signature Page................................................................29

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                             $             4,251
  'Accounts receivable less doubtful accounts
    'of            $108,199                                         234,848
  Inventory                                                         102,993
  Prepaid expenses and other current assets                          47,458
                                                          -----------------

      TOTAL CURRENT ASSETS                                          389,550

PROPERTY, PLANT AND EQUIPMENT, net                                   58,609
                                                          -----------------

OTHER ASSETS:
  Other assets                                                       15,796
                                                          -----------------

      TOTAL OTHER ASSETS                                             15,796
                                                          -----------------

      TOTAL ASSETS                                                  463,955
                                                          =================

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  641,705
  Accrued royalties and sales commissions                            71,949
  Note Payable                                                       85,000
  Other current liabilities                                         293,816
                                                          -----------------

      TOTAL CURRENT LIABILITIES                                   1,092,470
                                                          -----------------

LONG TERM LIABILITIES - SHAREHOLDERS                                 12,556
                                                          -----------------

REDEEMABLE PREFERRED STOCK, $.01 par value,
authorized 1,000,000:
  Issued 100,000 shares, at par value                                 1,000
  Present value of redemption amount in excess
    of par value                                                    983,747
                                                          -----------------

                                                                    984,747
                                                          -----------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    25,000,000, and 4,100,000 shares
     issued and outstanding at June 30, 2004                          4,100
  Additional paid-in-capital                                      1,879,271
  Retained deficit                                              (3,509,189)
                                                          -----------------

      TOTAL STOCKHOLDERS' (DEFICIT)                             (1,625,818)
                                                          -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)          $           463,955
                                                          =================

               See notes to the consolidated financial statements

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                    FOR THE
                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                          2003                     2004
                                ----------------------   ----------------------
NET SALES                       $             261,366    $               34,259

COST OF SALES                                 119,651                    18,260
                                ----------------------   ----------------------

GROSS PROFIT                                  141,715                    16,000
                                ----------------------   ----------------------

DIRECT OPERATING EXPENSES:
   Sales and Marketing                        175,013                       262
   Administration                             153,673                   247,730
                                ----------------------   ----------------------

TOTAL OPERATING EXPENSES                      328,686                   247,992
                                ----------------------   ----------------------

(LOSS) FROM OPERATIONS BEFORE
   OTHER INCOME AND EXPENSE                 (186,971)                 (231,993)
                                ----------------------   ----------------------


   Settlement Income                              -                         -
   Start Up Costs                                 -                    (14,500)
   Interest Costs (net)                      (10,352)                   (9,960)
                                ----------------------   ----------------------

LOSS BEFORE TAXES                           (197,323)                 (256,452)

PROVISION FOR INCOME TAX                          -                         -
                                ----------------------   ----------------------

NET (LOSS)                      $           (197,323)    $            (256,452)
                                ======================   ======================

Net Loss Per Share:             $              (0.05)    $               (0.06)
                                ======================   ======================

Common shares outstanding:      $           4,075,000    $            4,079,120
                                ======================   ======================


               See notes to the consolidated financial statements

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE
                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                          2003                     2004
                                 ----------------------   ----------------------
NET SALES                        $             682,296    $               87,518

COST OF SALES                                  249,479                    52,927
                                 ----------------------   ----------------------

GROSS PROFIT                                   432,817                    34,592
                                 ----------------------   ----------------------

DIRECT OPERATING EXPENSES:
   Sales and Marketing                         453,304                    23,805
   Adminstration                               337,911                   363,444
                                 ----------------------   ----------------------

TOTAL OPERATING EXPENSES                       791,215                   387,249
                                 ----------------------   ----------------------

(LOSS) FROM OPERATIONS BEFORE
   OTHER INCOME AND EXPENSE                  (358,398)                 (352,658)
                                 ----------------------   ----------------------


   Settlement Income                                -                       -
   Start Up Costs                             (26,000)                  (31,500)
   InterestCosts (net)                        (18,169)                  (20,426)
                                 ----------------------   ----------------------

LOSS BEFORE TAXES                            (402,567)                 (404,583)

PROVISION FOR INCOME TAX                            -                        -
                                 ----------------------   ----------------------

NET (LOSS)                    $              (402,567) $               (404,583)
                                 ======================   ======================

Net Loss Per Share:           $                 (0.10) $                  (0.10)
                                 ======================   ======================

Common shares outstanding:                   3,850,000                 3,990,666
                                 ======================   ======================

               See notes to the consolidated financial statements

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           FOR THE
                                                      SIX MONTHS ENDED
                                                        JUNE 30, 2004
                                                    2003           2004
                                                -----------    -----------
OPERATING ACTIVITIES:
   Net Income (Loss)                            $ (402,567)    $  (404,583)
Adjustments to reconcile net income
   (loss) to net cash provided by operations:
   Common stock issued for services                      -          8,250
   Depreciation and amortzation                     10,488          5,530
   Book value of assets disposed                         -              -
   Bad debt                                         10,843         20,000
   (Increase) decrease in assets:
     Accounts receivable                           101,930          7,699
     Inventory                                      94,269         18,593
     Other current assets                         (17,809)          7,500
     Other assets                                    (480)              -
    Increase (decrease) in liaibilities:
     Accounts payable                               41,566        227,261
     Accrued expenses - royalties                   15,456        (7,250)
     Accrued expenses - other                       69,710         41,529
     Redeemable preferred stock                     15,569              -
                                                -----------    -----------

        Total adjustments                          341,542        329,112
                                                -----------    -----------

NET CASH (USED IN)
    OPERATING ACTIVITIES                          (61,025)       (75,471)
                                                -----------    -----------

INVESTING ACTIVITIES:
   Purchase of fixed assets                       (12,000)              -
                                                -----------    -----------

NET CASH FLOWS (USED IN) INVESTING
    ACTIVITIES                                    (12,000)              -
                                                -----------    -----------

FINANCING ACTIVITIES:
   Proceeds From Bridge Note                             -         75,000
   Advance from officers                           110,247              -
                                                -----------    -----------

NET CASH FLOWS PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                           110,247         75,000
                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                     37,222          (471)

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                        20,189          4,722
                                                -----------    -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                               $     57,411    $     4,251
                                                ===========    ===========

               See notes to the consolidated financial statements

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)



NOTE 1 - GOING CONCERN

         As shown in the above financial statements, the Company incurred a net loss of $875,904 during the year ended December 31, 2002 and $1,013,587 during the year ended December 31, 2003. Additionally, the company had a stockholders' deficit of $1,625,818 at June 30, 2004 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and to continue its product development efforts and adjust its operating structure to reduce losses and ultimately attain profitability. Management's plans in this regard include, but are not limited to, the following:

1. Raise additional working capital by either borrowing or through the issuance of equity, or both;

2. Negotiate terms with existing trade creditors and strategic vendors; negotiate an alliance with strategic co-venturers for stronger distribution channels in the skin care, natural health and body care markets and commence limited manufacturing of its own products to reduce product costs.

3. Re-align revenue producing activities and corresponding commission arrangements on such a scale that will proportionately reduce selling expenses and reduce other costs wherever possible to improve operating margins and relieve the overhead burden until ultimately profitability may be attained.

         Management believes that actions presently being taken will generate sufficient revenues to provide cash flows from operations and that sufficient capital will be available, when required, to permit the Company to realize its plans. However, there can be no assurance that this will occur. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Suncoast Naturals, Inc. (the "Company") organized under the laws of the State of Delaware, in November, 2002. The Company is a sun-care and skin-care Company specializing in the development, manufacture and sale of all-natural sun-, skin-, and body-care products to the resort, boutique, spa, and natural health markets. The Company's executive office and distribution facility are located in Orlando, Florida.

         Effective December 31, 2002, the Company acquired a 60% ownership position in Caribbean Pacific Natural Products, Inc., ("CARIBBEAN PACIFIC NATURAL PRODUCTS") which is a developer and marketer of all-natural sun-care and skincare products for luxury resorts, theme parks and spas. In December 2002, the Board of Directors of The Quigley Corporation ("Quigley") approved a plan to sell CARIBBEAN PACIFIC NATURAL PRODUCTS and on January 22, 2003, completed the sale of Quigley's 60% equity interest in CARIBBEAN PACIFIC NATURAL PRODUCTS to the Company.

         CP Suncoast Manufacturing, Inc., a wholly-owned subsidiary, was organized in May, 2003 and is intended to manufacture the Company's products as well as provide contract manufacturing for non-competing products formulated or distributed by other non-affiliated companies.

BASIS OF PRESENTATION

         The Consolidated Financial Statements include the accounts of the Company and its 60% owned subsidiary, Caribbean Pacific Natural Products, Inc. All inter-company transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. Certain prior period amounts have been reclassified to conform with the 2002 presentation.

RECAPITALIZATION OF CARIBBEAN PACIFIC NATURAL PRODUCTS, INC.

         Material sales and expenses included in these consolidated financial statements result from the inclusion of financial information of the Company's 60% owned subsidiary Caribbean Natural Products, Inc. ("CARIBBEAN PACIFIC NATURAL PRODUCTS"), which is a developer and marketer of all-natural sun-care and skincare products for luxury resorts, theme parks and spas. In December 2002, the Board of Directors of the Company approved a plan to acquire CARIBBEAN PACIFIC NATURAL PRODUCTS. On January 22, 2003, the Company acquired a 60% equity interest in CARIBBEAN PACIFIC NATURAL PRODUCTS. In exchange for its 60% equity interest in CARIBBEAN PACIFIC NATURAL PRODUCTS, the Company issued to the Quigley Corporation : (i) 750,000 shares of the Company's common stock, which Suncoast has agreed, at its cost, to register for public resale through an appropriate registration statement; and (ii) 100,000 shares of Suncoast's Series A Redeemable Preferred Stock, which bears certain redemption features discussed in Note 9 - Redeemable Preferred Stock.

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

         Pursuant to SFAS No. 141, which applies to business combinations after June 30, 2001, which requires the use of the purchase method of accounting for all business combinations, carrying forward the guidance from APB 16 with respect to; (a) the principles of historical cost accounting, (b) determining the cost of the acquired entity and (c) allocation of cost to assets and liabilities assumed; "CARIBBEAN PACIFIC NATURAL PRODUCTS" is considered the acquiring entity. As such the historical balances of "CARIBBEAN PACIFIC NATURAL PRODUCTS" assets and liabilities representing the carrying value and corresponding allocation of the purchase price, and therefore, the transaction is equivalent to a reverse acquisition, which in this case, no partial step up in asset values discussed in EITF 90-3 apply, and thereby no goodwill or intangible assets have been recorded. The equity issued by the Company was valued at the (a) present value of the redeemable preferred shares issued to "Quigley" and (b) common stock and additional paid in capital was recorded at the value of the remaining liability to "Quigley" canceled by the exchange agreement.

ACCOUNTING FOR BUSINESS COMBINATION OF CARIBBEAN PACIFIC NATURAL PRODUCTS, APPLICATION OF SAB 103

         During the years ended December 31, 2000, 2001 and 2002, the results of operations, cash flows and assets and liabilities of CARIBBEAN PACIFIC NATURAL PRODUCTS were included in the consolidated financial statements of the Quigley Corporation, the effect of which were reported as discontinued operations in 2002. The financial statements of "Quigley" were audited by another auditor, and the results of this subsidiary were not reported separately. Recently the staff of Corporate Finance Division of the Securities and Exchange Commission, "SEC", provided guidance in the codification of its staff accounting bulletins ("SABS") and in discussion of accounting for former subsidiaries, such as the case with CARIBBEAN PACIFIC NATURAL PRODUCTS, indicated that reasonable estimates for expenses of the use of a parent company's capital (ie. interest) and other corporate charges connected with operating as a stand alone entity (including legal fees, audit fees and administrative expenses) should be estimated when the division or subsidiary is presented individually. The financial statements include such estimates and additional expenses were recorded, and a like amount was credited to additional paid in capital for the periods presented as follows:

                                             Six Months Ended
                                                 June 30,
                                             2003        2004
                                                (Unaudited)
Interest and
 administrative costs                        $10,000      $0
                                             =======      ==



PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to five years.

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

INVENTORIES

         Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") method of determining cost for all inventories. Inventories are comprised of raw materials and finished goods.



INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheets for Suncoast's cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short maturities of these financial instruments. The carrying amounts reported in the consolidated balance sheets for Suncoast's long-term debt due to related parties approximate their fair values as they represent the amount the Company expects to liquidate these obligations with cash or cash equivalents, and the amounts recorded as other liabilities - redeemable preferred stock approximate their

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


fair value as they represent the amount in which the Company expects to satisfy these obligations by payment in cash in 2007 or by the issuance of the Company's equity without material gain or loss.

REVENUE RECOGNITION

         Sales are recognized at the time ownership is transferred to the customer, which is primarily the time the shipment is received by the customer. In limited instances, selected trial periods, whereby the customer has the right of return until the selected trial period ends, the Company recognizes revenue when the trial period ends and no right of return exists.

         Sales returns and allowances are provided for in the period that the related sales are recorded. Provisions for these reserves are based on historical experience.

         As required, effective January 1, 2003, the Company has adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidelines on applying generally accepted accounting principals to revenue recognition based upon the interpretations and practices of the SEC. The Company recognizes revenue for its products at the time of shipment, at which time, no other significant obligations of the Company exist, other than normal product warranties.

SHIPPING AND HANDLING

         The Company includes costs of shipping and handling billed to customers in revenue and the expense of shipping and handling costs is included in cost of sales.

STOCK BASED COMPENSATION

         Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

ROYALTIES

         The Company includes royalties and founders commissions incurred as cost of sales based on agreement terms.

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

ADVERTISING

         Advertising costs are expensed within the period in which they are utilized. Advertising expense is comprised of media advertising, presented as part of sales and marketing expense; co-operative advertising, which will be accounted for as a deduction from sales; and free product, which is accounted for as part of cost of sales. No advertising costs incurred for the years ended December 31, 2003 and 2002.

INCOME TAXES

         The Company utilizes an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates. See Notes to Financial Statements, Note 7 - Income Taxes for further discussion.

START-UP AND RE-ALIGNMENT COSTS

         Pursuant to Statement of Position 98-5, the Company expenses start-up costs associated with its ;parent company's activation activities and costs and expensed incurred in connection with the acquisition of CARIBBEAN PACIFIC NATURAL PRODUCTS, which pursuant to FASB 142 and APB 16, were expensed as transaction costs. The Statement of Position broadly defines start-up activities as activities related to organizing a new business, as well as one-time activities associated with, opening a new facility, introducing new products or services, conducting business with a new class of customers or in a new territory, and starting a new process in an existing facility or starting a new operation. Re-alignment costs are costs associated with changing the contractual distribution agreements to an existing customer base. Start up and re-alignment costs for the six months ended June 30, 2003 and 2004 were $26,000 and $31,500 and for the three months ended June 30, 2003 and 2004 (unaudited) were $0 and $14,500 respectively.

MINORITY INTERESTS

         The Company's "CARIBBEAN PACIFIC NATURAL PRODUCTS" subsidiary is 40% owned by a related party whom has made a nominal investment, of which losses since inception have reduced the investment to a value of $0. The Company has not recorded earnings in the "CARIBBEAN PACIFIC NATURAL PRODUCTS" subsidiary Should the Company attain and record net income in this subsidiary, 40% would be allocated to the minority shareholders, and cumulatively, should this subsidiary accumulate earnings in excess of its cumulative losses, the Company would record amounts allocable to "minority interest", which would be a reduction of stockholders' equity.

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation.

         In November 2002, the FASB Issued FASB interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31, 2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

         "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on our consolidated financial position or results of operations.

         In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

NOTE 3 -INVENTORY

         Inventory consists mainly of the Company's skin care and health products and corresponding branded packaging materials. Inventory is comprised of the following:
                                                 December 31,    June 30,
                                                     2003           2004
                                                                (Unaudited)

Raw Materials                                    $  66,414       $  63,956
Finished goods                                      75,172          59,037
                                                 ---------       ---------

Total                                              141,586         122,993

Less: Reserve for obsolescence                     (20,000)        (20,000)
                                                 ---------       ---------

Inventory, Net                                   $ 121,586       $ 102,993
                                                 =========       =========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:

                                                 December 31,     June 30,
                                                    2003            2004
                                                                 (Unaudited)
Improvements and fitouts                         $  17,650       $  17,650
Machinery and equipment                              9,857           9,857
Computer software and website                       49,649          49,649
Furniture and fixtures                              37,070          37,070
                                                 ---------       ---------
                                                   114,226         114,226

Less: Accumulated depreciation                     (50,087)        (55,617)
                                                 ---------       ---------

Property, Plant and Equipment, net               $  64,139       $  58,609
                                                 =========       =========

         Depreciation expense for the six months ended June 30, 2004 and 2003 was $10,488 and $5,530 respectively and $2,765 and $5,245 for the three months ended June 30, 2004 and 2003, respectively.

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE 5 - SEGMENT INFORMATION

         The Company has one reporting segment relating to the sales of all-natural sun-care and skincare products for luxury resorts, theme parks and spas. As defined in SFAS 31, "Disclosures about Segments of an Enterprise and Related Information," allocate resources and assess the performance of the Company based on revenue and overall profitability.

         The level of sales to any single customer may vary and the loss of this customer, or a decrease in the level of sales to this customers, could have a material impact on the Company's financial condition or results of operations.

         The Company's operations area conducted in the United States and Mexico. The Company only has sales stations in Mexico and all operations including distribution, marketing and administrative services are performed in the United States. The Company has not incurred any foreign currency trading adjustments as all of its sales are settled in U.S. dollars. In addition, all of its business units books are maintained in U.S. dollars.

         Certain information related to the Company's operations by geographic area is presented below (in thousands). The Company's revenues are attributed to the geographic areas according to the location of their sales stations.

                                                   Six Months Ended
                                                        June 30,
                                                 2003            2004
                                                 ----            ----
Net Sales
United States                                    $617            $ 71
Mexico                                             65              17
                                                 ----            ----

Total                                            $682            $ 88
                                                 ====            ====

         All of the Company's long-lives assets are located in the United
States.

NOTE 6 - REDEEMABLE PREFERRED STOCK

         On December 31, 2002, the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc.

         The holders of the Series A Stock shall be entitled to receive, in preference to the holders of the Corporation's Common Stock, when, as and if declared by the Corporation's Board of Directors, annual dividends at the rate of $.10 per share and no more. Dividends on the Series A Stock shall be cumulative, and declared but unpaid dividends shall not bear interest. The holders of Series A Stock shall have no voting rights. No other Series or Class of Preferred Stock which may subsequently be

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

designated or authorized by the Board of Directors shall be granted or otherwise be entitled to any voting rights.

         The Corporation shall have the right to redeem the shares of Series A Stock at any time following the date of issuance. The Redemption Price for each share shall be $10.00 per share plus an interest factor which shall accrue from the date of issuance through the date of redemption. The interest rate shall be a fixed annual rate equal to the prime rate announced by Citibank, NA, New York City, on the date of issuance, and may be payable in cash or accrued until redemption. In the event that all shares are not put by the holder to the Corporation or redeemed by the Corporation prior to December 31, 2007, all such shares shall be redeemed by the Corporation at face value, together with accrued interest, if any, as of that date. These preferred shares were valued at $937,596, which represented the net present value of the redemption obligation, which absent early redemption by the Company, has a fixed redemption date of January 22, 2007.

         During the six months ended June 30, 2004 and the three month period ended June 30, 2004, the Company imputed $16,195 and $8,173 of interest expense on this obligation.

NOTE 7 - CAPITAL STOCK TRANSACTIONS

         Significant provisions of the Company's capital stock are highlighted below and are subject to the provisions of the Company's Certificate of Incorporation and the Bylaws:

Preferred Stock

         The Company presently authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value per share. Such preferred stock may be issued in one or more series, on such terms and with such rights, preferences and designations as our board of directors may determine. Such preferred stock may be issued without action by stockholders. On December 31, 2002, the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc. (See Note 9.)

Common Stock

         The Company is presently authorized to issue up to 25,000,000 shares of common stock, $.001 par value per share. The holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably such dividends as may be declared by our board of directors out of funds legally available therefor, and, upon our liquidation, dissolution or winding up, they are entitled to share ratably in all assets remaining after payment of liabilities and payment of

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

accrued dividends and liquidation preference on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities.

         In April and May, 2003, the Company issued 200,000 shares of Common Stock at the price of $.66 per share, together with 125,000 warrants (the "A" warrants) to purchase 125,000 shares of Common Stock at $1.00 per share through December 31, 2007, for total proceeds to the Company of $132,000.

         In May, 2003, the Company issued $150,000 principal value of Convertible Notes, convertible into 225,000 shares of Common Stock at the price of $.66 per share on or prior to the initial maturity date of September 30, 2003.

         In May, 2003, the Company issued 100,000 warrants (the "A" warrants) to purchase 100,000 shares of Common Stock at $1.00 per Share through December, 2007, and 225,000 warrants (the "B" warrants) to purchase 225,000 shares of Common Stock at $.66 per share initially exercisable through December, 2003 and extended through December 3, 2004.

         In March, 2004, the Company issued 225,000 shares of its common stock and extended through December 31, 2004 a like amount of warrants to purchase one share each of the Company's common stock at $.66 per share, pursuant to the conversion of a $150,000 note payable discussed in Note 10.

         In June, 2004, the Company issued $75,000 principal value of Convertible Notes, convertible into 75,000 shares of Common Stock at the price of $1.00 per share on or prior to the initial maturity date of September 24, 2004. This convertible note bears interest at 6% per annum from June 24, 2004.

Options and Warrants

         In addition to our outstanding common stock, there are, as of March 31, 2004, issued and outstanding common stock purchase warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

Description                   Number   Weighted Average   Expiration
                           Outstanding Exercise Price

Class "A" Warrants           650,000      $ 1.00            12/31/07
Class "B" Warrants           450,000      $ 0.66            12/31/04

     Total                 1,100,000      $  .86

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

Reserved Shares

         The Company has also reserved for insurance up to 1,000,000 shares of common stock in connection with the 2002 Incentive Stock Option Plan. To date, no options have been granted under this plan.

         In July 2003 the Company agreed to a public relations agreement including provisions to issue up to 350,000 shares consisting of provisions for equity compensation of 100,000 shares to be issued for services based upon attainment of certain benchmarks and a warrant for up to 250,000 shares at an exercise price of $1.00 per share may be issued under the agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         Certain operating leases for the six months June 30, 2003 and 2004 for office and warehouse space maintained by the Company resulted in rent expense of $62,086 and $41,840, respectively.

         Additionally, the Company leased fixtures and office equipment for the six months ended June 30, 2003 and 2004 under operating leases which resulted in equipment rental expenses of $13,497 and $10,998, respectively.

Royalty Commitment

         The Caribbean Pacific products are manufactured and marketed under an exclusive, world-wide Product License Agreement from Caribbean Pacific International, Inc. , the original developer of the products and owner of the trademarks. The twenty five year licenses agreement expires in 2025, and provides for a payment to Caribbean Pacific International, Inc. of a 5% royalty on net sales receipts from sales of Caribbean Pacific-branded products. The royalty is not applicable to products developed or sold by us which do not utilize the Caribbean Pacific brand-name or trademarks. During the six months ended June 30, 2003 and 2004 the Company recorded royalty expense to Caribbean Pacific International, Inc. of $15,456 and $0, respectively.

                             SUNCOAST NATURALS, INC.
                           A DEVELOPMENT STAGE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


Employment Agreements

         The Company has entered into a one-year employment agreement with William J. Reilly to serve as the President and General Counsel of the Company at an annual salary of $48,000, commencing on May 30, 2003.

Litigation

         From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

NOTE 9 - RELATED PARTY TRANSACTIONS

         Effective for December, 2002, the Company issued 750,000 Shares of Common Stock to The Quigley Corporation as partial consideration for its purchase of a 60% controlling interest in Caribbean Pacific Natural Products, Inc., valued at $582,989 and additionally the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc., valued at $937,596. During six months ended June 30, 2004, and the three months ended June 31, 2004 the Company imputed $16,150 and $8,190, respectively, of interest expense on this obligation.

         Caribbean Pacific International, Inc., the holder of the royalty agreement, is also the 40% minority shareholder of CARIBBEAN PACIFIC NATURAL PRODUCTS.

NOTE 10 - SUBSEQUENT EVENTS

         In July 2004, the Company issued $300,000 in Convertible Term Notes, payable on October 2, 2004 with interest at 6% per annum. The notes are convertible into shares of the Company's common stock at $1.00 per share.

         In July 2004, the Company entered into Executive Employment agreements with its Chairman, William J. Reilly, its President, Sean P. McCarthy and its Chief Financial Officer, Peter A. Schnipper. The contracts are for a term of one-year and provide for an annual salary of $85,000 plus sales incentives. The agreements also provided a grant of 150,000 restricted shares of common stock and a grant of 1,500,000 class "A" common stock purchase warrants exercisable at $1.00 per share to each executive.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

         The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's current management.

FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements". In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements. These statements reflect the Company's current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These risks and uncertainties may cause the Company's actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent the Company's estimates and assumptions as of the date of this report. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

RESULTS OF OPERATIONS

The Company was established in November, 2002. On December 31, 2002, the Company acquired a 60% controlling interest in Caribbean Pacific Natural Products, Inc., which at present is its only operating subsidiary. The results of operations for the three months and six months ended June 30, 2003 and 2004, include the business operations of this subsidiary.

Three Months Ended June 30, 2004 vs. June 30, 2003

The Company reported $34,259 of revenue for the three months ended June 30, 2004 and $261,366 for the comparable period in 2003, a decrease in sales of $227,107. This decrease is directly attributable to a reduction in certain marketing programs considered to be unprofitable and a re-alignment of commission agreements the Company felt were counterproductive, and the re-configuration of product mix, the Company believes when its new distribution alignment is fully implemented and its sales volume to the customer base it expects to retain will ultimately result in sales volume and growth. The Company does not immediately expect to restore its prior years volume levels, yet the Company does expect that currently it could attain better gross margins and contain its compensation expenses.

Cost of sales for the three months ended June 30, 2004 were $18,260 as compared to cost of sales of $119,651 for the three months ended June 30, 2003. This represents total cost of sales of 53.3%, as a percentage of revenue for the three months ended June 30, 2004 compared with a total of 45.8% for the same period in 2003. The deterioration of margins is attributable to the discontinuance of certain products and product arrangements the company believes in the long run will increase profitability.

Selling and marketing expenses were $262 for the three months ended June 30, 2004 as compared to $175,013 during the same period in 2003, a decrease of $174,751 over the same period in the prior year. This reduction in sales and marketing costs can be attributed the reduction in marketing programs while the Company begins to re-configure its product mix and re-configure its distribution alignment.

Administrative expenses were $247,730 for the three months ended June 30, 2004 as compared to $153,673 the same period in 2003, an increase of $94,057. This increase in administrative expenses can be attributed to increased accrued compensation to new officers and increases in general corporate overhead expenses, such as legal and professional fees, which relate to the development of the Company's new product lines and implementation of its new marketing and distribution programs.

Interest costs were $9,960 for the three month period ended June 30, 2004 compared to $10,352 in the same period in 2003. The reduction in interest costs can be attributed to the conversion of a $150,000 bridge note during the prior quarter ending March 31, 2004. The Company incurred additional Start up costs of $14,500 during the quarter ended June 30, 2004 which related to legal and relocation expenses in connection with the development of the Company's new marketing and distribution programs.

The Company reported a net loss of $256,452 for the three month period ended June 30, 2004 as compared to a net loss of $197,323 during the three months ended June 30, 2003. This represents a loss per share of $.06 for the three months ended June 30, 2004 as compared to a loss per share of $.05 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 vs. June 30, 2003

The Company reported $87,518 of revenue for the six months ended June 30, 2004 and $682,296 for the comparable period in 2003, a decrease in sales of $594,778, or 87% when compared to 2003. This decrease is primarily attributable to a reduction in certain marketing programs considered to be unprofitable which had been implemented by previous management of the Company; a re-alignment of commission agreements the Company felt were counterproductive; and the re-configuration of product mix, that, should the Company retain its current volume and successfully implement a plan to grow revenue levels sufficient to restore its prior years volume levels, would permit the Company to obtain better gross margins and contain its compensation expenses.

Cost of sales for the six months ended June 30, 2004 were $52,927 as compared to cost of sales of $249,479 during the six months ended in 2003. This represents total cost of sales of 60.5%, as a percentage of revenue in 2004, compared with a total of 36.6% in the same period in 2003. This deterioration of margins is attributable to the discontinuance of certain products and product arrangements the company believes in the long run will increase profitability.

Selling and marketing expenses were $23,805 for the six months ended June 30, 2004 as compared to $453,304 in 2003, a decrease of $429,499, over the prior year expenses. This reduction in sales and marketing costs can be attributed the reduction in marketing programs while the Company begins to re-configure its product mix and re-configure its distribution alignment.


Administrative expenses were $363,444 for the six months ended June 30, 2004 as compared to $337,911 during the six months ended June 30, 2003, an increase of

$25,533. This increase in administrative expenses can be attributed to increased accrued compensation to new officers and increases in general corporate overhead expenses, such as legal and professional fees, which relate to the development of the Company's new product lines and implementation of its new marketing and distribution programs.

Interest costs were $20,426 for the six months ended June 30, 2004 compared to $18,169 in 2003. Start up costs of $31,500 were incurred during the period ended June 30, 2004 as compared to $26,000 in the same period in 2003. These costs are in connection with the transaction to acquire Caribbean Pacific Natural Products, Inc., the Company's 100%-owned subsidiary.

The Company reported a net loss of $404,583 for the six months ended June 30, 2004 as compared to a net loss of $402,567 during the six months ended June 30, 2003. This represents a loss per share of $.10 during the six months ended June 30, 2004 as compared to a loss per share of $.10 for the six months ended June 30, 2003.

CRITICAL ACCOUNTING POLICIES

RECAPITALIZATION OF CARIBBEAN PACIFIC NATURAL PRODUCTS, INC.

Material sales and expenses included in these consolidated financial statements result from the inclusion of financial information of the Company's60% owned subsidiary Caribbean Natural Products, Inc., which develops and markets all-natural sun-care and skincare products for luxury resorts, theme parks and spas. In December 2002, the Board of Directors of the Company approved a plan to acquire CARIBBEAN PACIFIC NATURAL PRODUCTS, and on January 22, 2003, the Company acquired a 60% equity interest in CARIBBEAN PACIFIC NATURAL PRODUCTS. In exchange for its 60% equity interest in CARIBBEAN PACIFIC NATURAL PRODUCTS, the Company issued to The Quigley Corporation : (i) 750,000 shares of the Company's common stock, which Suncoast has agreed, at its cost, to register for public resale through an appropriate registration statement; and (ii) 100,000 shares of Suncoast's Series A Redeemable Preferred Stock, which bears certain redemption futures discussed in Note 9 Redeemable Preferred Stock.

Pursuant to SFAS No. 141, which applies to business combinations after June 30, 2001, which requires the use of the purchase method of accounting for all business combinations, carrying forward the guidance from APB 16 with respect to; (a) the principles of historical cost accounting, (b) determining he cost of the acquired entity and (c) allocation of cost to assets and liabilities assumed; "CARIBBEAN PACIFIC NATURAL PRODUCTS" is considered the acquiring entity. As such the historical balances of "CARIBBEAN PACIFIC NATURAL PRODUCTS" assets and liabilities representing the carrying value and the corresponding allocation of the purchase price, and therefore, the transaction is equivalent to a reverse acquisition, which in this case, no partial step up in asset values discussed in EITF 90-3 apply, and thereby no goodwill or intangible assets have been recorded. The equity issued by the Company was valued at the (a) present value of the redeemable preferred shares issued to "Quigley" and (b) common stock and additional paid in capital was recorded at the value of the remaining liability to "Quigley" canceled by the exchange agreement.

ACCOUNTING FOR BUSINESS COMBINATION OF CARIBBEAN PACIFIC NATURAL PRODUCTS, APPLICATION OF SAB 103

During the years ended December 31, 2000, 2001 and 2002, the results of operations, cash flows and assets and liabilities of CARIBBEAN PACIFIC NATURAL PRODUCTS were included in the consolidated financial statements of the Quigley Corporation, the effect of which were reported as discontinued operations in 2002. The financial statements of "Quigley" were audited by another auditor, and the results of this subsidiary were not reported separately. Recently the staff of Corporate Finance Division of the Securities and Exchange Commission, "SEC", provided guidance in the codification of its staff accounting bulletins ("SABS") and in discussion of accounting for former subsidiaries, such as the case with CARIBBEAN PACIFIC NATURAL PRODUCTS, indicated that reasonable estimates for expenses of the use of a parent company's capital (ie. interest) and other corporate charges connected with operating as a stand alone entity (including legal fees, audit fees and administrative expenses) should be estimated when the division or subsidiary is presented individually. The financial statements include such estimates and additional expenses were recorded, and a like amount was credited to additional paid in capital for the periods presented as follows:


                                                        Six Months Ended
                                                            June 30,
                                                         2003       2004
                                                        ------     ------
                                                           (Unaudited)
Interest and
 administrative costs                                   $10,000      $0
                                                        =======      ==

LOSS PER SHARE

The Company has adopted SFAS No.128, "Earnings per Share." Earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The earnings per common share computation, assuming dilution, gives effect to all dilutive potential common shares during the period. The computation assumes that the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company. Common equivalent shares have been excluded from the computation of diluted earnings per share since their effect is antidilutive. Loss per share are also calculated giving retroactive recognition for the number of equivalent shares issued to Quigley in connection with the acquisition of "CARIBBEAN PACIFIC NATURAL PRODUCTS," and the 3,100,000 shares issued for information services and cancellation of advances in 2002 as being outstanding at the beginning of all periods presented.

REDEEMABLE PREFERRED STOCK

On December 31, 2002, the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc.

The holders of the Series A Stock shall be entitled to receive, in preference to the holders of the Corporation's Common Stock, when, as and if declared by the Corporation's Board of Directors, annual dividends at the rate of $.10 per share and no more. Dividends on the Series A Stock shall be cumulative, and declared but unpaid dividends shall not bear interest. The holders of Series A Stock shall have no voting rights. No other Series or Class of Preferred Stock which may subsequently be designated or authorized by the Board of Directors shall be granted or otherwise be entitled to any voting rights.

The Corporation shall have the right to redeem the shares of Series A Stock at any time following the date of issuance. The Redemption Price for each share shall be $10.00 per share plus an interest factor which shall accrue from the date of issuance through the date of redemption. The interest rate shall be a fixed annual rate equal to the prime rate announced by Citibank, NA, New York City, on the date of issuance, and may be payable in cash or accrued until redemption. In the event that all shares are not put by the holder to the Corporation or redeemed by the Corporation prior to December 31, 2007, all such shares shall be redeemed by the Corporation at face value, together with accrued interest, if any, as of that date. These preferred shares were valued at$937,596, which represented the net present value of the redemption obligation, which absent early redemption by the Company, has a fixed redemption date of January 22, 2007.

The holders of the Series A Stock have the right to put their shares each calendar quarter (on or before the 45th day following the end of the quarter) to the Corporation for a price of $10.00 per share plus an interest factor which shall accrue from the date of issuance through the date of redemption. The interest rate shall be a fixed annual rate equal to the prime rate announced by Citibank, NA, New York City, on the date of issuance. The holders of the Series A Stock have a put option equal to the number of Shares which represent 50% of the free cash flow reported by the Corporation in the immediately preceding quarter divided by the redemption price of $10.00 per share.

During the six months ended June 30, 2004 and the three month period ended June 30, 2004, the Company imputed $16,195 and $8,173 of interest expense on this obligation.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, SFAS No. 44,"Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64,"Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescission of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31,2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002, with early application permitted in certain circumstances. The Company has adopted the disclosure provisions in these consolidated financial statements as disclosed above under Stock Based Compensation.

In November 2002, the FASB Issued FASB interpretation (FIN) No. 45"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing or modified after December 31,2002. Management does not expect adoption of this Interpretation to have a material impact on the Company's financial condition or results of operations.

"Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

Plan of Operations

       The Company was organized in November, 2002 to specialize in the development, marketing and distribution of a complete line of proprietary, all-natural sun-care, skin-care, and nutritional supplements, as well as a complete line private-label Spa Products for the Resort, Day Spa, Cruise Ship and home markets. We believe that our products fill a unique niche in the marketplace because of our exclusive use of eco-safe natural ingredients derived from organic and renewable resources.

     In addition to distributing our own line of products, we have completed our acquisition of a controlling 60% interest in Caribbean Pacific Natural Products, Inc. (CPNP), and will be the sole-source supplier of existing and future CPNP products which are branded under the "Caribbean Pacific" trademark.

     In July, 2004, we acquired an exclusive, world-wide license and distribution Agreement from Halcyon LLC of Fort Lauderdale, FL to manufacture, market, distribute and license their entire product line of nutritional supplement and health products.

  Halcyon is engaged in the business of developing all-natural nutritional supplement products, including the "XCEL(TM)" isotonic sports drinks and the "Opti-Woman(TM)" health beverage. Suncoast Naturals manufactures and distributes a proprietary line of all-natural sun-care, skin-care and nutritional supplement products, using eco-safe ingredients derived from organic and renewable resources.

Our "Caribbean Pacific(TM)" Product Line
----------------------------------------

       Caribbean Pacific Natural Products, Inc. (CPNP) is an Orlando, FL-based company which holds an exclusive license to produce, market and distribute an exclusive line of all-natural sun and skin care products developed over an eight-year period by Caribbean Pacific International, Inc. The CPNP product line is differentiated from its competition by the elimination of the petrochemical, synthetic and chemical additives which are prevalent in all standard sun and skin care products.

     The Caribbean Pacific products are manufactured and marketed under an exclusive, world-wide Product License Agreement from Caribbean Pacific International, Inc. (CPI), the original developer of the products and owner of the trademarks. The twenty-five year licenses agreement expires in 2025, and provides for a payment to CPI during the initial four years of the agreement of a 5% royalty on net sales receipts from sales of Caribbean Pacific-branded products. The royalty is not applicable to products developed or sold by us which do not utilize the Caribbean Pacific brand-name or trademarks.

       The CPNP product line is non-toxic, hypoallergenic, reef-friendly and safe and effective for all age consumers. This product line has become the exclusive choice of some of the world<W061>s most famous resort destinations including Anheuser-Busch<W061>s Discovery Cove in Orlando, FL and Mexico<W061>s most famous archeological water park resorts Xel-Ha and Xcaret. The CPNP Custom Label program is rapidly expanding throughout major hotel and resort chains, including Hyatt, Marriott, Westin, Allegro, and Wyndham, as well as specialty companies such as "Pusser's" rum. CPNP has revolutionized the custom-label distribution concept by <W065>co-branding<W064> with these premier accounts in such a manner that CPNP<W061>s name, logos and product features are an integral part of the packaging.

     CPNP has identified and has begun market penetration of a market niche of high-end and luxury consumers, and promotes directly to this market through its distribution channels at premier resorts in Florida, California, Arizona, Mexico, the Caribbean and Hawaii. CPNP utilizes a number of sales and promotional venues within these resorts including pool and beach concessions, in-room sales, gift and pro shops and group/convention packages. It is presently expanding the marketing program of its specialty golf and tennis "dry-grip" products by utilizing independent manufacturer's representatives to place these products in golf and tennis pro shops throughout the United States.

Our Nutritional Beverage Line

     As part of our focus on developing or acquiring new and exciting additions or extensions to our existing all-natural and health products, we have obtained from Halcyon, LLC the exclusive world-wide rights to distribute and license a proprietary line of sport and nutritional supplement beverages.

     Halcyon is engaged in the business of developing all-natural nutritional supplement products, including the "XCEL(TM)" isotonic sports drinks and the "Opti-Woman(TM)" health beverage. As a result of this license, Suncoast Naturals will exclusively manufacture (through a contract manufacturer), market and distribute these products through our current distribution channels as well as through other distributors and brokers.

     XCEL(TM) is a true nutraceutical, isotonic, energy replacement beverage that is vitamin and mineral fortified to meet the demands of strenuous activities. XCEL(TM) has been scientifically formulated with a better sodium/potassium balance to help regulate your body's temperature and water balance during higher levels of exercise. XCEL(TM) is also the only nutraceutical/functional sports drink that contains aloe vera, with complex carbohydrates, fiber and immune-enhancing benefits for healthy and active lifestyles. XCEL(TM) will be available in four popular flavors (Lemon-Lime, Orange, Grape and Citrus Punch) in both bottles and powder mix.

     Opti-Woman(TM) is the result of a joint effort between Halcyon, LLC, LaBoost Inc. and InterHealth Nutraceuticals, Inc. to develop a gender specific product for women to address the controversy over whether to take Hormone Replacement Therapy (HRT) or "all-natural" ingredients to facilitate the symptoms of Menopause during mid-life changes.

     Opti-Woman(TM) is the first unique, non-carbonated, natural cranberry flavored, low-calorie beverage specifically designed for women undergoing mid-life changes. Formulated with proprietary ingredients such as ActiVin, Protykin and ChromeMate, along with soy Isoflavones and Folate, these nutrients provide powerful antioxidants, plant estrogens ("phytoestrogens") and vitamins that have been shown to help maintain normal estrogen activity, reduce hot flashes, balance mood swings, promote healthy bones, protect cardiovascular health, promote healthy skin, prevent the effects of premature aging - before, during and after mid-life changes.


Our New Spa Product Line
------------------------

         Recognizing the growth of the luxury Spa and Day Spa market in the United States, and the higher margins from their luxury product lines, the Company intends to utilize its existing unique formulations and manufacturing capabilities to offer a complete line of all-natural skin, hair and body products to those markets, with a particular emphasis on private-label formulations for small to medium size Day Spas which are largely ignored by existing manufacturers. As part of this strategy, management will establish direct contact with Spa Directors and will utilize top Estheticians and former Spa management in the field to remain an integral part of the customer's growth as well as to obtain new customers.

     Business relationships in the Spa market are primarily based on credibility and referrals, and despite its burgeoning growth it still remains a relatively insulated industry. As a result of its individualized marketing approach, the Company intends to establish itself as a leader in unique and specialized product development. The wide variety of products offered by the Company, as well as the vertical integration which will be afforded by its in-house development, formulation and manufacturing capabilities, provides ample growth opportunity by replacing other suppliers who are not able to provide individualized private-label formulations.

     During the early development of the luxury and day Spa market in the United States, many different products from many different companies were prevalent in the retail venues, and there was no consistency or uniqueness to differentiate the particular Spa's indigenous characteristics or marketing niche. By specializing in custom-designed private-label products, as well as its generic line of Spa and Resort products, the Company has positioned itself to be a sole-source supplier within a rapidly-growing industry, and in particular to establish itself as the premier supplier of all-natural and high-quality products.

LIQUIDITY AND CAPITAL RESOURCES

         As shown in the above financial statements, the Company incurred a net loss of $875,904 during the year ended December 31, 2002 and $1,013,587 during the year ended December 31, 2003. Additionally, the company had a stockholders' deficit of $1,625,818 at June 30, 2004 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and to continue its product development efforts and adjust its operating structure to reduce losses and ultimately attain profitability. Management's plans in this regard include, but are not limited to, the following:

1. Raise additional working capital by either borrowing or through the issuance of equity, or both;

2. Negotiate terms with existing trade creditors and strategic vendors; negotiate an alliance with strategic co-venturers for stronger distribution channels in the skin care, natural health and body care markets and commence limited manufacturing of its own products to reduce product costs.

3. Re-align revenue producing activities and corresponding commission arrangements on such a scale that will proportionately reduce selling expenses and reduce other costs wherever possible to improve operating margins and relieve the overhead burden until ultimately profitability may be attained.

         Management believes that actions presently being taken will generate sufficient revenues to provide cash flows from operations and that sufficient capital will be available, when required, to permit the Company to realize its plans. However, there can be no assurance that this will occur. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


INFLATION

         The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.



ITEM     3. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is at present not involved in any legal proceedings which management believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated.


ITEM 2.  CHANGES IN SECURITIES.

         In March, 2004, the Company issued 225,000 shares of its common stock and extended through December 31, 2004 a like amount of warrants to purchase one share each of the Company's common stock at $.66 per share, pursuant to the conversion of a $150,000 note payable discussed in Note 10.

         In June, 2004, the Company issued $75,000 principal value of Convertible Notes, convertible into 75,000 shares of Common Stock at the price of $1.00 per share on or prior to the initial maturity date of September 24, 2004. This convertible note bears interest at 6% per annum from June 24, 2004.

         In July 2004, the Company issued $300,000 in Convertible Term Notes, payable on October 2, 2004 with interest at 6% per annum. The notes are convertible into shares of the Company's common stock at $1.00 per share.

         In July 2004, the Company entered into Executive Employment agreements with its Chairman, William J. Reilly, its President, Sean P. McCarthy and its Chief Financial Officer, Peter A. Schnipper. The contracts are for a term of one-year and provide for an annual salary of $85,000 plus sales incentives. The agreements also provided a grant of 150,000 restricted shares of common stock and a grant of 1,500,000 class "A" common stock purchase warrants exercisable at $1.00 per share to each executive.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

               NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               NONE

ITEM 5.  OTHER INFORMATION.

               NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 31.1a 31.2 32.1 32.2 - Officer Certifications

         Reports on Form 8-K:

               NONE

                                   SIGNATURES


     In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Suncoast Naturals, Inc.


Dated: August 14, 2004

                                         By: /s/ SEAN P. McCARTHY
                                         ----------------------------
                                          Sean P. McCarthy, President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                 TITLE           DATE

By: /s/ SEAN P. McCARTHY                President            8/14/04
    ----------------------------
     Sean P. McCarthy

By: /s/ PETER A. SCHNIEPER              Chief Financial
    ----------------------------        Officer, Director    8/14/04
     Peter A. Schnieper


By: /s/ WILLIAM J. REILLY               Chairman, Director   8/14/04
    ----------------------------
     William J. Reilly

By: /s/ THOMAS HAGAN                    Secretary, Director  8/14/04
    ----------------------------
     Thomas Hagan

By: /s/ MATTHEW COHEN                   Director             8/14/04
    ----------------------------
     Matthew Cohen