Form 10QSB
period 2004-09-30
SUNCOAST NATURALS INC
filed 2004-12-15
CIK 1240093

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB
                                   -----------


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                         COMMISSION FILE NO. 333-107826

                             SUNCOAST NATURALS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          02-0656132
-----------------------------                            ----------------
State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                         Identification Number)

4800 N. Federal Hwy., Suite A-301, Boca Raton FL           33431
------------------------------------------------         ----------
(Address of principal executive offices)                 (Zip Code)

                                 (561) 995-7345
                           (Issuer's Telephone Number)

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

         The number of shares outstanding of each of the registrant's classes of common stock as of December 13, 2004 is 4,850,000 shares of $.001 par value common stock and 100,000 shares of Class "A" convertible preferred stock with a $.01 par value.

                             SUNCOAST NATURALS, INC.


                                      INDEX

                                                                            PAGE
PART I  FINANCIAL INFORMATION

Consolidated Balance Sheet-September 30, 2004.................................1

Consolidated Statements of Operations-Three Months
Ended September 30, 2004......................................................2

Consolidated Statements of Operations-Nine Months
Ended September 30, 2004......................................................3

Consolidated Statement of Cash Flows-Nine Months
Ended September 30, 2004......................................................4

Notes to the Consolidated Financial Statements................................5

Management's Discussion and Analysis of Financial
Condition and Results of Operations..........................................18

PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................28

Item 2. Changes in Securities................................................28

Item 3. Defaults Upon Senior Securities......................................28

Item 4. Submission of Matters to a Vote of Security Holders..................28

Item 5. Other Information....................................................28

Item 6. Exhibits on Reports on Form 8-K......................................29

Signature Page...............................................................30

                             SUNCOAST NATURALS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                         $    12,483
  'Accounts receivable less doubtful accounts
    'of $10,000                                                          17,936
  Inventory                                                             200,981
  Prepaid expenses and other current assets                              15,341
                                                                    -----------

      TOTAL CURRENT ASSETS                                              246,741

PROPERTY, PLANT AND EQUIPMENT, net                                       40,007
                                                                    -----------

      TOTAL ASSETS                                                      286,748
                                                                    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      501,084
  Accrued royalties and sales commissions                                85,957
  Note Payable                                                          300,000
  Other current liabilities                                             251,768
                                                                    -----------

      TOTAL CURRENT LIABILITIES                                       1,138,809
                                                                    -----------

LONG TERM LIABILITIES - SHAREHOLDERS                                     12,556
                                                                    -----------

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized 1,000,000:
  Issued 100,000 shares, at par value                                     1,000
  Present value of redemption amount in excess
    of par value                                                        992,142
                                                                    -----------

                                                                        993,142
                                                                    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    25,000,000, and 4,540,000 shares
    issued and outstanding at September 30, 2004                          4,540
  Additional paid-in-capital                                          2,180,731
  Retained deficit                                                   (4,043,030)
                                                                    -----------

      TOTAL STOCKHOLDERS' (DEFICIT)                                  (1,857,759)
                                                                    -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      $   286,748
                                                                    ===========

               See notes to the consolidated financial statements

                             SUNCOAST NATURALS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                                                            FOR THE
                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     2003               2004
                                                 -----------        -----------
NET SALES                                            961,603        $         0

COST OF SALES                                        354,796                  0
                                                 -----------        -----------

GROSS PROFIT                                         606,807                  0
                                                 -----------        -----------

DIRECT OPERATING EXPENSES:
   Sales and Marketing                               323,148              5,000
   Administration                                    323,073            469,666
                                                 -----------        -----------

TOTAL OPERATING EXPENSES                             646,221            474,666
                                                 -----------        -----------

(LOSS) FROM OPERATIONS BEFORE
   OTHER INCOME AND EXPENSE                          (39,414)          (474,666)
                                                 -----------        -----------


   Settlement Income                                    --                 --
   Start Up Costs                                       --                    0
   Interest Costs (net)                              (16,666)            (8,395)
                                                 -----------        -----------

LOSS BEFORE TAXES                                    (56,080)          (483,060)

PROVISION FOR INCOME TAX                                --                 --
                                                 -----------        -----------

NET (LOSS)                                           (56,080)       $  (483,060)
                                                 ===========        ===========

Net Loss Per Share:                                    (0.01)       $     (0.12)
                                                 ===========        ===========

Common shares outstanding:                         4,075,000          4,248,333
                                                 ===========        ===========


               See notes to the consolidated financial statements

                             SUNCOAST NATURALS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE
                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                    2003                2004
                                                 -----------        -----------
NET SALES                                        $ 1,643,899        $    87,518

COST OF SALES                                        604,275             52,927
                                                 -----------        -----------

GROSS PROFIT                                       1,039,624             34,592
                                                 -----------        -----------

DIRECT OPERATING EXPENSES:
   Sales and Marketing                               776,452             23,805
   Adminstration                                     696,984            833,110
                                                 -----------        -----------

TOTAL OPERATING EXPENSES                           1,463,436            861,915
                                                 -----------        -----------

(LOSS) FROM OPERATIONS BEFORE
   OTHER INCOME AND EXPENSE                         (424,812)          (827,324)
                                                 -----------        -----------


   Settlement Income                                       0               --
   Start Up Costs                                          0            (31,500)
   Interest Costs (net)                              (34,835)           (28,821)
                                                 -----------        -----------

LOSS BEFORE TAXES                                   (458,647)          (887,644)

PROVISION FOR INCOME TAX                                --                 --
                                                 -----------        -----------

NET (LOSS)                                       $  (458,647)       $  (887,644)
                                                 ===========        ===========

Net Loss Per Share:                              $     (0.12)       $     (0.22)
                                                 ===========        ===========

Common shares outstanding:                         3,850,000          4,089,555
                                                 ===========        ===========


               See notes to the consolidated financial statements

                             SUNCOAST NATURALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                               FOR THE
                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          2003           2004
                                                       ---------      ---------
OPERATING ACTIVITIES:
   Net Income (Loss)                                   $(717,589)     $(887,644)
Adjustments to reconcile net income
   (loss) to net cash provided by operations:
   Common stock issued for services                         --          300,156
   Depreciation and amortzation                           15,650          5,530
   Book value of assets disposed                            --           18,602
   Bad debt                                               10,843         20,000
   (Increase) decrease in assets:
     Accounts receivable                                 (27,965)         7,699
     Inventory                                           106,929        (49,407)
     Other current assets                                (39,784)         7,500
     Other assets                                         (3,777)          --
    Increase (decrease) in liabilities:
     Accounts payable                                    199,095        231,396
     Accrued expenses - royalties                         21,940         (7,250)
     Accrued expenses - other                            144,897         44,663
     Redeemable preferred stock                           19,289           --
                                                       ---------      ---------

        Total adjustments                                441,117        579,883
                                                       ---------      ---------

NET CASH (USED IN)
    OPERATING ACTIVITIES                                (270,472)      (307,761)
                                                       ---------      ---------

INVESTING ACTIVITIES:
   Purchase of fixed assets                              (20,000)          --
                                                       ---------      ---------

NET CASH FLOWS (USED IN) INVESTING
    ACTIVITIES                                           (20,000)          --
                                                       ---------      ---------

FINANCING ACTIVITIES:
   Issuance of Common Stock                              132,000           --
   Proceeds From Bridge Note                             150,000        375,000
   Repayment of Bridge Note                                 --          (75,000)
   Advance from officers                                  38,017           --
   Repayment of Notes from officers                      (38,017)          --
                                                       ---------      ---------

NET CASH FLOWS PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                 282,000        300,000
                                                       ---------      ---------

NET INCREASE (DECREASE) IN CASH                           (8,472)         7,761

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                              20,189          4,722
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                       $  11,717      $  12,483
                                                       =========      =========

               See notes to the consolidated financial statements

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 - GOING CONCERN

         As shown in the above financial statements, the Company incurred a net loss of $875,904 during the year ended December 31, 2002 and $1,013,587 during the year ended December 31, 2003. Additionally, the company had a stockholders' deficit of $1,625,818 at September 30, 2004 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

                                Nine Months Ended
                                  September 30,
                                 2003       2004
                                 (Unaudited)
Interest and
 administrative costs           $10,000      $0
                                ========     ===

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to five years.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

INVENTORIES

         Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") method of determining cost for all inventories. Inventories are comprised of raw materials and finished goods.

INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheets for Suncoast's cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short maturities of these financial instruments. The carrying amounts reported in the consolidated balance sheets for Suncoast's long-term debt due to related parties approximate their fair values as they represent the amount the Company expects to liquidate these obligations with cash or cash equivalents, and the amounts recorded as other liabilities - redeemable preferred stock approximate their fair value as they

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


represent the amount in which the Company expects to satisfy these obligations by payment in cash in 2007 or by the issuance of the Company's equity without material gain or loss.

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

START-UP AND RE-ALIGNMENT COSTS

         Pursuant to Statement of Position 98-5, the Company expenses start-up costs associated with its ;parent company's activation activities and costs and expensed incurred in connection with the acquisition of CARIBBEAN PACIFIC NATURAL PRODUCTS, which pursuant to FASB 142 and APB 16, were expensed as transaction costs. The Statement of Position broadly defines start-up activities as activities related to organizing a new business, as well as one-time activities associated with, opening a new facility, introducing new products or services, conducting business with a new class of customers or in a new territory, and starting a new process in an existing facility or starting a new operation. Re-alignment costs are costs associated with changing the contractual distribution agreements to an existing customer base. Start up and re-alignment costs for the nine months ended June 30, 2003 and 2004 were $26,000 and $31,500 and for the three months ended June 30, 2003 and 2004 (unaudited) were $0 and $14,500 respectively.

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

NOTE 3 -INVENTORY

         Inventory consists mainly of the Company's skin care and health products and corresponding branded packaging materials. Inventory is comprised of the following:

                                                 December 31,     September 30,
                                                     2003             2004
                                                                   (Unaudited)

Raw Materials                                     $  66,414        $  62,475
Finished goods                                       75,172          158,506
                                                   --------         --------

Total                                               141,586          220,981

Less: Reserve for obsolescence                      (20,000)         (20,000)
                                                   --------         --------

Inventory, Net                                     $121,586         $200,981
                                                   ========         ========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:

                                                December 31,     September 30,
                                                    2003             2004
                                                                  (Unaudited)
Improvements and fitouts                         $  17,650        $  17,650
Machinery and equipment                              9,857            9,857
Computer software and website                       49,649           29,649
Furniture and fixtures                              37,070           17,483
                                                 ---------        ---------
                                                   114,226           74,639

Less: Accumulated depreciation                     (50,087)         (34,632)
                                                 ---------        ---------

Property, Plant and Equipment, net               $  64,139        $  40,007
                                                 =========        =========

         Depreciation expense for the nine months ended September 30, 2004 and 2003 was $10,488 and $5,530 respectively and $2,765 and $5,245 for the three months ended September 30, 2004 and 2003, respectively.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 5 - SEGMENT INFORMATION

         The Company has one reporting segment relating to the sales of all-natural sun-care and skincare products for luxury resorts, theme parks and spas. As defined in SFAS 31, "Disclosures about Segments of an Enterprise and Related Information," allocate resources and assess the performance of the Company based on revenue and overall profitability.

         The level of sales to any single customer may vary and the loss of this customer, or a decrease in the level of sales to these customers, could have a material impact on the Company's financial condition or results of operations.

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

                                               Nine Months Ended
                                                 September 30,
                                               2003        2004
Net Sales
United States                                 $1,379      $   71
Mexico                                           235          17
                                              ------      ------

Total                                         $1,644      $   88
                                              ======      ======

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

         During the nine months ended September 30, 2004 and the three month period ended September 30, 2004, the Company imputed $24,590 and $8,395 of interest expense on this obligation.

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

Common Stock

         The Company is presently authorized to issue up to 25,000,000 shares of common stock, $.001 par value per share. The holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably such dividends as may be declared by our board of directors out of funds legally available

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

therefor, and, upon our liquidation, dissolution or winding up, they are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preference on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities.

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

         During the quarter ended September 30, 2004, the Company issued a total of 440,000 Shares of Common Stock pursuant to its employment agreements and as partial compensation for legal and marketing services.

Options and Warrants

         In addition to our outstanding common stock, there are, as of November 1, 2004, issued and outstanding common stock purchase warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

Description                  Number    Weighted Average    Expiration
                          Outstanding  Exercise Price

Class "A" Warrants         2,650,000       $  .50           12/31/07
Class "B" Warrants           450,000       $ 0.66           12/31/04

     Total                 3,100,000       $  .53

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         Certain operating leases for the nine months September 30, 2003 and 2004 for office and warehouse space maintained by the Company resulted in rent expense of $62,086 and $41,840, respectively.

         Additionally, the Company leased fixtures and office equipment for the nine months ended September 30, 2003 and 2004 under operating leases which resulted in equipment rental expenses of $13,497 and $10,998, respectively.

Royalty Commitment

         The Caribbean Pacific products are manufactured and marketed under an exclusive, world-wide Product License Agreement from Caribbean Pacific International, Inc. , the original developer of the products and owner of the trademarks. The twenty five year licenses agreement expires in 2025, and provides for a payment to Caribbean Pacific International, Inc. of a 5% royalty on net sales receipts from sales of Caribbean Pacific-branded products. The royalty is not applicable to products developed or sold by us which do not utilize the Caribbean Pacific brand-name or trademarks. During the nine months ended September 30, 2003 and 2004 the Company recorded royalty expense to Caribbean Pacific International, Inc. of $15,456 and $0, respectively.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


Employment Agreements

         In July 2004, the Company entered into Executive Employment agreements with its Chairman, William J. Reilly, its President, Sean P. McCarthy and its Chief Financial Officer, Peter A. Schnipper. The contracts are for a term of one-year and provide for an annual salary of $85,000 plus sales incentives. The agreements also provided a grant of 50,000 restricted shares of common stock and a conditional grant of up to 1,500,000 class "A" common stock purchase warrants exercisable at $1.00 per share to each executive. The Company issued 440,000 shares of its common stock to employees under these agreements valued at $291,900 during the three months ended September 30, 2004.

Litigation

         From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

NOTE 9 - RELATED PARTY TRANSACTIONS

         Effective for December, 2002, the Company issued 750,000 Shares of Common Stock to The Quigley Corporation as partial consideration for its purchase of a 60% controlling interest in Caribbean Pacific Natural Products, Inc., valued at $582,989 and additionally the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc., valued at $937,596. During nine months ended September 30, 2004, and the three months ended September 30, 2004 the Company imputed $16,150 and $8,190, respectively, of interest expense on this obligation.

         Caribbean Pacific International, Inc., the holder of the royalty agreement, is also the 40% minority shareholder of CARIBBEAN PACIFIC NATURAL PRODUCTS.

NOTE 10 - CONVERTIBLE NOTES

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

RESULTS OF OPERATIONS

The Company was established in November, 2002. On December 31, 2002, the Company acquired a 60% controlling interest in Caribbean Pacific Natural Products, Inc., which at present is its only operating subsidiary. The results of operations for the three months and nine months ended September 30, 2003 and 2004, include the business operations of this subsidiary.

Three Months Ended September 30, 2004 vs. September 30, 2003

The Company reported no revenue for the three months ended September 30, 2004 and $961,603 for the comparable period in 2003, a decrease in sales of 100%. This decrease is directly attributable to a reduction in certain marketing programs considered to be unprofitable and a re-alignment of commission agreements the Company felt were counterproductive, and the re-configuration of product mix, the Company believes when its new distribution alignment is fully implemented and its sales volume to the customer base it expects to retain will ultimately result in sales volume and growth. The Company also assigned the customers of its Mexico office to its new distributor assigned to that region and will serve these customers through its international regional dealer distribution network going forward. The Company does not immediately expect to restore its prior years' volume levels, yet the Company does expect that currently it could attain better gross margins and contain its compensation expenses.

Cost of sales for the three months ended September 30, 2004 were correspondingly zero as compared to cost of sales of $354,796 for the three months ended September 30, 2003. This represents total cost of sales of 36.8%, as a percentage of revenue for the three months ended September 30, 2003. The deterioration of margins is attributable to the discontinuance of certain products and product arrangements the company believes in the long run will increase profitability.

Selling and marketing expenses were $5,000 for the three months ended September 30, 2004 as compared to $323,148 during the same period in 2003, a decrease of $318,148 over the same period in the prior year. This reduction in sales and marketing costs can be attributed the reduction in marketing programs while the Company begins to re-configure its product mix and re-configure its distribution alignment.

Administrative expenses were $469,666 for the three months ended September 30, 2004 as compared to $323,073 the same period in 2003, an increase of $146,593. This increase in administrative expenses can be attributed to increased compensation to new officers including $291,900 in equity compensation during the current quarter and increases in general corporate overhead expenses, such as legal and professional fees, which relate to the development of the Company's new product lines and implementation of its new marketing and distribution programs, including approximately $51,000 of costs associated with the assignment of the Mexico office to the distributor.

Interest costs were $8,395 for the three month period ended September 30, 2004 compared to $16,666 in the same period in 2003. The reduction in interest costs can be attributed to the conversion of a $150,000 bridge note during the prior quarter ending March 31, 2004.

The Company reported a net loss of $483,060 for the three month period ended September 30, 2004 as compared to a net loss of $56,080 during the three months ended June 30, 2003. This represents a loss per share of $.12 for the three months ended September 30, 2004 as compared to a loss per share of $.01 for the three months ended June 30, 2003.


Nine Months Ended September 30, 2004 vs. September 30, 2003

The Company reported $87,518 of revenue for the nine months ended September 30, 2004 and $1,643,899 for the comparable period in 2003, a decrease in sales of $1,556,381, when compared to 2003. This decrease is primarily attributable to a reduction in certain marketing programs considered to be unprofitable which had been implemented by previous management of the Company; a re-alignment of commission agreements the Company felt were counterproductive; and the re-configuration of product mix, that, should the Company retain its current volume and successfully implement a plan to grow revenue levels sufficient to restore its prior years volume levels, would permit the Company to obtain better gross margins and contain its compensation expenses. The Company also assigned the customers of its Mexico office to its new distributor assigned to that region and will serve these customers through its international regional dealer distribution network going forward.

Cost of sales for the nine months ended September 30, 2004 were $52,927 as compared to cost of sales of $604,275 during the nine months ended in 2003. This represents total cost of sales of 60.5%, as a percentage of revenue in 2004, compared with a total of 36.8% in the same period in 2003. This deterioration of margins is attributable to the discontinuance of certain products and product arrangements the company believes in the long run will increase profitability.

Selling and marketing expenses were $23,805 for the nine months ended September 30, 2004 as compared to $776,452 in 2003, a decrease of $752,647, over the prior year expenses. This reduction in sales and marketing costs can be attributed the reduction in marketing programs while the Company begins to re-configure its product mix and re-configure its distribution alignment.

Administrative  expenses were  $833,110 for the nine months ended  September 30,

2004 as compared to $696,984 during the nine months ended June 30, 2003, an increase of $136,126. This increase in administrative expenses can be attributed to compensation to new officers in equity compensation, including $291,900 during the current quarter increased aand increases in general corporate overhead expenses, such as legal and professional fees, which relate to the development of the Company's new product lines and implementation of its new marketing and distribution programs, including approximately $51,000 of costs associated with the assignment of the Mexico office to the distributor.

Interest costs were $28,821 for the nine months ended September 30, 2004 compared to $34,835 in 2003. Start up costs of $31,500 were incurred during the period ended September 30, 2004 as compared to $26,000 in the same period in 2003. These costs are in connection with the transaction to acquire Caribbean Pacific Natural Products, Inc., the Company's 100%-owned subsidiary.

The Company reported a net loss of $887,644 for the nine months ended September 30, 2004 as compared to a net loss of $458,647 during the nine months ended June 30, 2003. This represents a loss per share of $.22 during the nine months ended September 30, 2004 as compared to a loss per share of $.12 for the nine months ended June 30, 2003.


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


                                                       Nine Months Ended
                                                          September 30,
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

During the nine months ended September 30, 2004 and the three month period ended September 30, 2004, the Company imputed $16,195 and $8,173 of interest expense on this obligation.

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

Current Plan of Operations
--------------------------

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

Joint Venture With Intervivaz, Inc.; Reorganization of Operations
-----------------------------------------------------------------

     On November 12, 2004, the Company announced that it had entered into an exclusive manufacturing and marketing agreement with Intervivaz, Inc. of Perth, Australia, which developed and manufactures the proprietary line of Archistone(TM) engineered limestone building materials. The Company has obtained exclusive rights to the product line in the North American Market, and will work with Intervivaz to establish a manufacturing plant in the South Florida area by the first quarter of 2005.

     As a result of this new venture, the Company will, prior to December 31, 2004, reorganize its existing suncare/skincare/nutritional supplement products into a separate marketing division under its wholly-owned subsidiary OptiLiving, Inc. In order to more fully reflect its diversifying product lines, the Board of Directors of the Company has approved a name change to "Suncoast Distributing, Inc." which will also take effect prior to December 31, 2004.

Our "Caribbean Pacific(TM)" Product Line
----------------------------------------

       Caribbean Pacific Natural Products, Inc. (CPNP), which is 60% owned by the Company, holds an exclusive license to produce, market and distribute an exclusive line of all-natural sun and skin care products developed over an eight-year period by Caribbean Pacific International, Inc. The CPNP product line is differentiated from its competition by the elimination of the petrochemical, synthetic and chemical additives which are prevalent in all standard sun and skin care products.

     The Caribbean Pacific products are manufactured and marketed under an exclusive, world-wide Product License Agreement from Caribbean Pacific International, Inc. (CPI), the original developer of the products and owner of the trademarks, which owns 40% of CPNP. The twenty-five year license agreement expires in 2025, and provides for a payment to CPI during the initial four years of the agreement of a 5% royalty on net sales receipts from sales of Caribbean Pacific-branded products. The royalty is not applicable to products developed or sold by us which do not utilize the Caribbean Pacific brand-name or trademarks.

       The CPNP product line is non-toxic, hypoallergenic, reef-friendly and safe and effective for all age consumers. This product line has become the exclusive choice of some of the world's most famous resort destinations including Anheuser-Busch's Discovery Cove in Orlando, FL and Mexico's most famous archeological water park resorts Xel-Ha and Xcaret. The CPNP Custom Label program is rapidly expanding throughout major hotel and resort chains, including Hyatt, Marriott, Westin, Allegro, and Wyndham, as well as specialty companies such as "Pusser's" rum. CPNP has revolutionized the custom-label distribution concept by "co-branding" with these premier accounts in such a manner that CPNP's name, logos and product features are an integral part of the packaging.


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


Our Nutritional Beverage Line
-----------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

         As shown in the above financial statements, the Company incurred a net loss of $875,904 during the year ended December 31, 2002 and $1,013,587 during the year ended December 31, 2003. Additionally, the company had a stockholders' deficit of $1,625,818 at September 30, 2004 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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



ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                     -------

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is at present not involved in any legal proceedings which management believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated. The Company is negotiating with a short-term creditor to repay a promissory note in the amount of $300,000 on or before January 15, 2005. In the event that the note is not repaid the creditor will have the right to enter judgment in that amount. The creditor also retains the right to convert the principal amount of said note into shares of Common Stock at a conversion price of $1.00 per Share.


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

     During the quarter ended September 30, 2004, the Company issued a total of 440,000 Shares of Common Stock pursuant to its employment agreements and as partial compensation for legal and marketing services.


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

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Suncoast Naturals, Inc.


Dated: December 13, 2004
                                         By: /s/ WILLIAM J. REILLY
                                         ----------------------------
                                         William J. Reilly, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                 TITLE           DATE

By: /s/ WILLIAM J. REILLY               President            12/13/04
    -----------------------
     William J. Reilly

By: /s/ THOMAS HAGAN                   Chief Financial
    ----------------------             Officer, Director     12/13/04
     Thomas Hagan

By: /s/ MATTHEW COHEN                   Director             12/13/04
    ----------------------------
     Matthew Cohen