Form 10KSB
period 2004-12-31
SUNCOAST NATURALS INC
filed 2005-06-21
CIK 1240093

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the fiscal year ended December 31, 2004. Commission File No. 333-107826

                             SUNCOAST NATURALS, INC.

             (Exact name of registrant as specified in its charter)



           Delaware                                        02-0656132
-------------------------------                      ---------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                    5447 NW 42nd Ave., Boca Raton, FL. 33496
                    ----------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (561) 995-4625

        Securities registered pursuant to Section 12 (b) of the Act: NONE

        Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes: X  No:

The number of shares outstanding of the registrant's classes of common stock as of June 17 2005 is 7,277,000 shares of $.001 par value common stock and 100,000 shares of $.01 par value preferred stock. The Aggregate Market Value of the voting common stock held by non-affiliates based upon a price of $.15 on June 17, 2005 is $896,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                            SUPPLEMENTAL INFORMATION

See "Supplemental Information and Exhibits" with respect to additional documents furnished or to be furnished to the Securities and Exchange Commission but not deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to liabilities of Section 18 of the Securities Act.

Affiliates for the purposes of this item refer to the officers, directors and/or any persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

                             Suncoast Naturals, Inc.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2004







                                TABLE OF CONTENTS


PART I

Item 1 - BUSINESS............................................................3

Item 2 - PROPERTIES..........................................................5

Item 3 - LEGAL PROCEEDINGS...................................................5

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................5

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
           MATTERS...........................................................6

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS AND PLAN OF OPERATIONS................................7

Item 7 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.....................F1-F24

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................10

PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................10

Item 10- EXECUTIVE COMPENSATION.............................................10

Item 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....11

Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................11

PART IV

Item 13 -EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K........................11

Signatures..................................................................12

                                     PART I

ITEM 1 - BUSINESS

CORPORATE INFORMATION

Suncoast Naturals, Inc. (hereinafter referred to as "the Company") is a Delaware corporation which was organized on November 22, 2002 and commenced business operations in January, 2003. Pursuant to a Registration Statement filed in accordance with the Securities Act of 1933, as amended, and declared effective by the Securities and Exchange Commission on July 3, 2004, the Company in October, 2004 distributed 499,282 Shares of its Common Stock to shareholders of record of The Quigley Corporation.

     The Company's offices are located at 5447 NW 42nd Avenue, Boca Raton, FL 33496 The telephone number is (561) 995-4625. The Company's website is www.suncoastnaturals.com.

GENERAL INTRODUCTION

       The Company was organized in November, 2002 to acquire from The Quigley Corporation its 60% interest in Caribbean Pacific Naturals Products, Inc., an Orlando, FL based company which specialized in the development, marketing and distribution of a complete line of proprietary, all-natural sun-care, skin-care, and nutritional supplements, as well as a complete line private-label Spa Products for the Resort, Day Spa, Cruise Ship and home markets. This acquisition was completed in January, 2003. In March, 2005, the Company acquired the remaining 40% of the capital stock of Caribbean Pacific Naturals Products, Inc. from Caribbean Pacific International, Inc. in exchange for the issuance of 500,000 Shares of Common Stock.

     Due to lack of financial resources and liquidity, the Company has to date been unable to develop a marketing plan or to continue retail or wholesale sales of its product line. We have discontinued several unprofitable sales and marketing programs and distribution agreements which were inherited from prior management, and we are currently negotiating new manufacturing and distribution agreements which will allow us to resume our product sales and distribution on an economically profitable basis. We believe that our products fill a unique niche in the marketplace because of our exclusive use of eco-safe natural ingredients derived from organic and renewable resources.

     A key component of our new marketing and distribution plan will be an emphasis on internet sales and marketing, with a redesigned website at www.optiliving.com.

PRODUCTS AND MARKETING STRATEGY

Our "Caribbean Pacific(TM)" Product Line

       Caribbean Pacific Natural Products, Inc. (hereinafter "CPNP"), which is wholly-owned by the Company through the Company's OptiLiving, Inc. subsidiary, holds an exclusive license to produce, market and distribute an exclusive line of all-natural sun and skin care products developed over an eight-year period by Caribbean Pacific International, Inc. The CPNP product line is differentiated from its competition by the elimination of the petrochemical, synthetic and chemical additives which are prevalent in all standard sun and skin care products.

     The Caribbean Pacific products are manufactured and marketed under an exclusive, world-wide Product License Agreement from Caribbean Pacific International, Inc. (CPI), the original developer of the products and owner of the trademarks. The twenty-five year license agreement expires in 2025.

       The CPNP product line is non-toxic, hypoallergenic, reef-friendly and safe and effective for all age consumers. As an integral part of the restructuring of its product sales and distribution, management has identified a market niche of high-end and luxury consumers, and intends to promote directly to this market through new distribution channels at premier resorts in Florida, California, Arizona, Mexico, the Caribbean and Hawaii and through major cruise ship lines headquartered in South Florida. Management also intends to its specialty golf and tennis "dry-grip" products by utilizing independent manufacturer's representatives to place these products in golf and tennis pro shops throughout the United States.

Our New Spa Product Line

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

MANUFACTURING

         The Company's present product line is presently manufactured by a non-affiliated contract manufacturer operating under a confidentiality agreement with respect to the Company's proprietary formulations. At present, there are no supply or other contracts with any manufacturer, including our current contract manufacturer, and terms are negotiated for each product and order. We anticipate that our present manufacturing system will be supplemented, and possibly replaced, by the Company's planned laboratory and manufacturing facility, as well as additional contract manufacturers which may be necessary for the Company's expanding product lines and to provide competitive bidding for our requirements.

     If we are able to obtain sufficient financial resources, our in-house manufacturing facility could be fully-functional within three to six months. We estimate that we will require approximately $350,000 to complete this facility. The Company's planned microbiology laboratory will be subject to the approval of and licensing by the U.S. Food & Drug Administration (FDA) and the State of Florida. The Company believes that the required licensing could be obtained within sixty days from the completion of the facility.

         Prior to the completion of its manufacturing facility, the Company will initially operate its own filling and labeling operation for those products which do not require FDA licensing (which includes all of the Company's non-SPF-rated products). This facility, located in the Company's existing warehouse space in Orlando, FL, became operational during the third quarter of 2003 on a limited basis, and we expect that this capability will immediately increase our manufacturing flexibility as well as improve our net profit margins. This capability would become fully operational upon the completion of the manufacturing facility.

COMPETITION

         Our sun-care and skin-care business competes directly with entrenched, well-funded and highly regarded multi-national competitors such as Johnson & Johnson, Schering-Plough, and Lancome, as well as mass-market sun-care products such as Hawaiian Tropic and Banana Boat. Their earlier entry, greater resources and broader presence in the United States could make competing against these entities impracticable. Our e-commerce unit also faces intense competition from traditional retailers; websites maintained by online retailers of similar merchandise; and Internet portals and online service providers that feature shopping services, such as America Online and Yahoo! These competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can.

         We believe that our ability to compete successfully depends on many factors, including the quality of our products; the market acceptance of our products, websites and online services and the success of our sales and marketing efforts. More specifically, we have formulated our products using all-natural ingredients without chemical additives or preservatives, and they are derived from organic and renewable resources. Our products are designed to be suitable for most people with chemical sensitivities or who are allergic to the chemicals found in many sun-care and skin-care products.

     Although we have developed and are marketing a full line of sun-care, skin-care, and body-care products containing only natural and non-chemical ingredients; however, we are faced with the challenge of gaining market recognition for our products and services. However, we cannot be certain that we will have sufficient resources to establish our brands or achieve the level commercial acceptance necessary for our offerings to effectively compete in this industry. The failure to create this recognized brand identity could have a material adverse effect on our ability to continue business operations.

SUBSIDIARIES OF THE COMPANY

     The Company presently has two wholly-owned subsidiaries, OptiLiving, Inc. and Caribbean Pacific Natural Products, Inc.

EMPLOYEES

         As of June 17 2005, the Company currently has three full time employees including its two officers and Dr. Sam Saliba, its Director of Research and Development. The Company intends, through utilization of such monies as may be received by the Company through operating revenues or upon the exercise of outstanding Common Stock Purchase Warrants or other sales of equity or debt, to hire such additional personnel as and when needed and currently anticipates hiring one warehouse person and one computer operator.

ITEM 2 - PROPERTIES

    The Company currently maintains its executive offices on a rent-free basis at property owned by the Company's President at 5447 NW 42nd Avenue, Boca Raton, FL 33496. As part of its restructured business operations the Company is presently seeking a 2000-3000 sq.ft. office/warehouse facility in the South Florida area, which should be sufficient for its business operations.

ITEM 3 - LEGAL PROCEEDINGS

      The Company is at present not involved in any legal proceedings which management believes will have a material effect upon the financial condition of the Company, nor are any such material legal proceedings anticipated. The Company is presently negotiating with a judgment creditor to repay on negotiated terms a promissory note in the amount of $300,000 plus accrued interest and costs. In the event that the judgment is not satisfied, or successfully renegotiated, the creditor will have the right to execute upon its judgment. Based upon the original terms of its Promissory Note, the creditor also retains the right to convert the principal amount of said judgment into shares of Common Stock at a conversion price of $1.00 per Share.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders during the three months ended December 31, 2004 (the fourth quarter of the fiscal period covered by this report).

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) The Company's Common Stock was listed on the OTC Bulletin Board Market (Symbol: "SNTL") from July 27, 2005 to the present The prices shown for the third and fourth quarter of 2004 are as reported by the Bulletin Board.

                          HIGH   LOW       HIGH     LOW
                          BID PRICES        ASK PRICES

Fiscal Year 2004:

July 27 - September 30   $2.00   $.30     $3.00    $.47
October 1 December 31    $ .40   $.155    $ .47    $.165


Sales prices do not include commissions or other adjustments to the selling price.

(b) HOLDERS - As of June 17 2005, there were 387 shareholders of record of the Company's Common Stock.

Based upon information from nominee holders, the Company believes that the number of beneficial holders of its Common Stock exceeds 5,000.

(c) DIVIDENDS - The Company has not paid or declared any dividends upon its common stock and it intends for the foreseeable future to retain any earnings to support the growth of its business. Any payment of cash dividends in the future, as determined at the discretion of the Board of Directors, will be dependent upon the Company's earnings and financial condition, capital requirements, and other factors deemed relevant.

(d) WARRANTS AND OPTIONS- As of June 17, 2005, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per- share indicated, and which expire on the date indicated, as follows:



Description                   Number          Exercise Price     Expiration

Class "A" Warrants          1,112,300            $  .10           12/31/07
Class "C" Warrants            645,200            $  .50           12/31/07



2002 INVENTIVE STOCK OPTION PLAN

On November 22, 2002, the Shareholders of the Company ratified the Company's "2002 Incentive Stock Option Plan" and reserved 1,000,000 shares for issuance pursuant to said Plan. As of June 17 2005, no options have been awarded pursuant to this Plan.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AND PLAN OF OPERATIONS

The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying financial statements, as well as information relating to the plans of the Company's current management.

FORWARD-LOOKING STATEMENTS
--------------------------

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

CURRENT PLAN OF OPERATIONS

     The Company was organized in November, 2002 to acquire from The Quigley Corporation its 60% interest in Caribbean Pacific Naturals Products, Inc., an Orlando, FL based company which specialized in the development, marketing and distribution of a complete line of proprietary, all-natural sun-care, skin-care, and nutritional supplements, as well as a complete line private-label Spa Products for the Resort, Day Spa, Cruise Ship and home markets. In March, 2005, the Company acquired the remaining 40% of Caribbean Pacific Naturals Products, Inc. from Caribbean Pacific International, Inc

     Due to lack of financial resources and liquidity, the Company has to date been unable to develop a marketing plan or to continue retail or wholesale sales of its product line. We have discontinued several unprofitable sales and marketing programs and distribution agreements which were inherited from prior management, and we are currently negotiating new manufacturing and distribution agreements which will allow us to resume our product sales and distribution on an economically profitable basis. We believe that our products fill a unique niche in the marketplace because of our exclusive use of eco-safe natural ingredients derived from organic and renewable resources.

Our "Caribbean Pacific(TM)" Product Line

     Caribbean Pacific Natural Products, Inc. (CPNP), which is wholly-owned by the Company, holds an exclusive license to produce, market and distribute an exclusive line of all-natural sun and skin care products developed over an eight-year period by Caribbean Pacific International, Inc. The CPNP product line is differentiated from its competition by the elimination of the petrochemical, synthetic and chemical additives which are prevalent in all standard sun and skin care products.

     The CPNP products are manufactured and marketed under an exclusive, world-wide Product License Agreement from Caribbean Pacific International, Inc.
(CPI), the original developer of the products and owner of the trademarks. The twenty-five year license agreement expires in 2025, and provided for a payment to CPI during the initial four years of the agreement of a 5% royalty on net sales receipts from sales of Caribbean Pacific-branded products. The requirement for a royalty payment expired in May, 2004.

     The CPNP product line is non-toxic, hypoallergenic, reef-friendly and safe and effective for all age consumers. As an integral part of the restructuring of its product sales and distribution, management has identified a market niche of high-end and luxury consumers, and intends to promote directly to this market through new distribution channels at premier resorts in Florida, California, Arizona, Mexico, the Caribbean and Hawaii and through major cruise ship lines headquartered in South Florida. Management also intends to its specialty golf and tennis "dry-grip" products by utilizing independent manufacturer's representatives to place these products in golf and tennis pro shops throughout the United States. We believe that our products fill a unique niche in the marketplace because of our exclusive use of eco-safe natural ingredients derived from organic and renewable resources.

Our New Spa Product Line

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was established in November, 2002. On December 31, 2002, the Company acquired a 60% controlling interest in Caribbean Pacific Natural Products, Inc., which at present is its only operating subsidiary. The results of operations for the three months and twelve months ended December 31, 2003 and 2004 include the business operations of this subsidiary.

Year Ended December 31, 2004 vs. December 31, 2003

The Company reported $88,583 of revenue for the Year Ended December 31, 2004 and $1,066,027 for the comparable period in 2003, a decrease in sales of $977,444, or 91.7% when compared to 2003. This decrease is primarily attributable to a reduction in certain marketing programs considered to be unprofitable which had been implemented by previous management of the Company; a re-alignment of commission agreements the Company felt were counterproductive; and the re-configuration of product mix, that, should the Company retain its current volume and successfully implement a plan to grow revenue levels sufficient to restore its prior years volume levels, would permit the Company to obtain better gross margins and contain its compensation expenses.

Cost of sales for the Year Ended December 31, 2004 were $53,571 as compared to cost of sales of $577,669 during the same period in 2003. This represents total cost of sales of 60.4%, as a percentage of revenue in 2004, compared with a total of 54.2% in the same period in 2003. This deterioration of margins is attributable to the discontinuance of certain products and product arrangements the company believes in the long run will increase profitability.

Selling and marketing expenses were $117,805 for the Year Ended December 31, 2004 as compared to $529,846 in 2003, a decrease of $412,041, over the prior year expenses. This reduction in sales and marketing costs can be attributed the reduction in marketing programs while the Company begins to re-configure its product mix and re-configure its distribution alignment.

Administrative expenses were $1,054,748 for the Year Ended December 31, 2004 as compared to $826,122 during the same period in 2003, an increase of $228,626. This increase in administrative expenses can be attributed to increased accrued compensation to new officers and increases in general corporate overhead expenses, such as legal and professional fees, which relate to the development of the Company's new product lines of which was $461,550 paid through the issuance of common stock and warrants to purchase the company's common stock in 2004.

Interest costs were $56,243 for the Year Ended December 31, 2004 compared to $44,151 in 2003. Start up costs of $300,204 were incurred during the Year Ended December 31, 2004 as compared to $75,199 in the same period in 2003. These costs are in connection with the transaction to acquire Caribbean Pacific Natural Products, Inc., the Company's 100%-owned subsidiary.

The Company reported a net loss of $93,987 for the Year Ended December 31, 2004 as compared to a net loss of $1,013,587 during the same period in 2003. This represents a loss per share of $(.35) during the Year Ended December 31, 2004 as compared to a loss per share of $(.28) for the same period in 2003.

Liquidity and Capital Resources

         The accountants' report for the Company's financial statements included herein is qualified with respect to the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $1,013,587 and $1,493,987 during the years ended December 31, 2003 and 2004, respectively. Additionally, the Company had a stockholders' deficit of $2,148,422 at December 31, 2004 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. As of December 31, 2004 the Company had a working capital deficit of $1,161,461.

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

During the next twelve months, the Company plans to raise an additional $1 million to $2 million in capital through public or private financing, through the issuance of its common stock or the issuance of debt instruments, including debt convertible to equity. In addition, the Company will seek to obtain other types of commercial financing, including inventory and receivable financing and equipment leases. The Company anticipates that an additional $1 million in capital would allow it to invest $300,000 in manufacturing and distribution equipment and $500,000 in additional product inventory, with $200,000 reserved for general working capital purposes. The Company cannot be certain that such additional capital or financing will be available, or if available it cannot be certain such capital or financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability.

INFLATION

         The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

ITEM 7 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----
Report of Walden Certified Public Accountant, P.A and
  Rosenberg Rich Baker Berman & Company Consent.............................F-1

Balance Sheet as of December 31, 2004.......................................F-3

Statements of Operations for the two years
  ended December 31, 2003 and 2004 .........................................F-4

Statements of  Stockholders' Equity for the two years
  ended December 31, 2003 and 2004 .........................................F-5

Statements of Cash Flows for the two years ended
  December 31, 2003 and 2004 ...............................................F-6

Notes to Financial Statements.......................................F-7 to F-24

To the Board of Directors and Stockholders
Suncoast Naturals, Inc. and Subsidiary

         We have audited the accompanying consolidated balance sheet of Suncoast Naturals, Inc. and Subsidiary as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suncoast Naturals, Inc. and Subsidiary as of December 31, 2004 and the results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $1,487,687 during the year ended December 31, 2004, and the existing working capital may be insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                  /S/ Walden Certified Public Accountant, P.A


Boca Raton, FL

May 26, 2005

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders Suncoast Naturals, Inc. and
Subsidiary

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Suncoast
Naturals, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suncoast Naturals, Inc. and Subsidiary as of December 31, 2003 and the results of operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $1,013,587 during the year ended December 31, 2003, and the existing working capital may be insufficient to fund the Company's cash flow needs for the next year. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
May 13, 2004

                     SUNCOAST NATURALS, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $       278
  Inventory                                                              15,341
                                                                    -----------

      TOTAL CURRENT ASSETS                                               15,619
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT, net                                       39,395
                                                                    -----------

      TOTAL ASSETS                                                  $    55,014
                                                                    ===========




      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   520,538
  Accrued royalties and sales commissions                                85,957
  Notes Payable                                                         328,817
  Other current liabilities                                             241,768
                                                                    -----------

      TOTAL CURRENT LIABILITIES                                       1,177,080
                                                                    -----------

LONG TERM LIABILITIES
  Due to president                                                       24,609
                                                                    -----------

MINORITY INTERESTS                                                         --

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
  1,000,000:Issued 100,000 shares, at par value                           1,000
                                                                    -----------
  Present value of redemption amount in excess
    of par value                                                      1,000,747
                                                                    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    25,000,000, 3,850,000 and 5,752,000 shares
    issued and outstanding at December 31, 2004                           5,752
  Additional paid-in-capital                                          2,444,419
  Retained deficit                                                   (4,598,593)
                                                                    -----------

      TOTAL STOCKHOLDERS' (DEFICIT)                                  (2,148,422)
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                 $    55,014
                                                                    ===========




See accompanying notes to financial statements.

                     SUNCOAST NATURALS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the For the
                                                             Years Ended
                                                            December 31,
                                                        2003            2004
                                                     -----------    -----------

NET SALES                                            $ 1,066,027    $    88,583

COST OF SALES                                            577,669         53,571
                                                     -----------    -----------

GROSS PROFIT                                             488,358         35,012
                                                     -----------    -----------

DIRECT OPERATING EXPENSES:
  Sales and marketing, net of $0 and
    $95,300 non-cash stock based expenses,
    respectively                                         529,846        124,105
  Administration, net of $0 and $461,550
    non-cash stock based expenses, respectively          826,122      1,048,448
                                                     -----------    -----------

TOTAL DIRECT OPERATING EXPENSES                        1,355,967      1,172,553
                                                     -----------    -----------

(LOSS) FROM OPERATIONS BEFORE
  OTHER EXPENSES                                        (867,609)    (1,137,541)
                                                     -----------    -----------

  Settlement Income (Expense)                             26,648           --
  Start Up and Re-alignment Costs                         75,199        300,204
  Interest Costs (net)                                    44,131         56,242
                                                     -----------    -----------

OPERATING LOSS BEFORE TAXES                           (1,013,587)    (1,493,987)

PROVISION FOR INCOME TAX                                    --             --
                                                     -----------    -----------

NET (LOSS)                                           $(1,013,587)   $(1,493,987)
                                                     ===========    ===========



Net Loss per share:                                  $      (.25)   $      (.34)
                                                     ===========    ===========

Common shares outstanding                              4,075,000      4,318,421
                                                     ===========    ===========



See accompanying notes to financial statements.

                                 SUNCOAST NATURALS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         Common Stock         Additional
                                                  $.001         Paid-In      Retained
                                    Shares       Par Value      Capital       Deficit         Total
                                  -----------   -----------   -----------   -----------    -----------
Balance January 1, 2003             3,650,000   $     3,650   $ 1,574,471   $(2,091,018)   $  (512,897)

Other adjustments (Note 3)               --            --          15,000          --           15,000

Issuance of Common Stock @ $.66
  Per share together with
  warrants                            200,000           200       131,800          --          132,000

Net loss for the twelve months
 ended December 31, 2003                 --            --            --      (1,013,587)    (1,013,587)
                                  -----------   -----------   -----------   -----------    -----------

Balance December 31, 2003           3,850,000         3,850     1,721,271    (3,104,606)    (1,379,485)

Issuance of Common Stock @
  $.66 per share together
  with warrants                       225,000           225       149,775          --          150,000

Issuance of shares for
  services                          1,495,000         1,495       493,055          --          494,550

Issuance of warrants for
  services                               --            --          62,300          --           62,300

Issuance of common stock
  pursuant to exercise of
  warrants                            182,000           182        18,018          --           18,200

Net loss for the year ended
  December 31, 2004                      --            --            --      (1,493,987)    (1,493,987)
                                  -----------   -----------   -----------   -----------    -----------

Balance December 31, 2004           5,752,000   $     5,752   $ 2,444,419   $(4,598,593)   $(2,148,422)
                                  ===========   ===========   ===========   ===========    ===========







See accompanying notes to financial statements.

                     SUNCOAST NATURALS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the For the
                                                            Years Ended
                                                            December 31,
                                                         2003           2004
                                                     -----------    -----------
OPERATING ACTIVITIES:
  Net Income (Loss)                                  $(1,013,587)   $(1,493,987)
                                                     -----------    -----------
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Common stock issued for services                          --          556,850
  Depreciation and amortization                           20,816          6,490
  Net book value of assets assigned and included
    in start-up and re-alignment costs                      --          138,322
  Book value of assets disposed                          110,138         18,254
  Bad debt                                                  --           20,000
  (Increase) decrease in assets:
    Accounts receivable                                   68,623         47,936
    Inventory                                            139,503         16,632
    Other current assets                                  (1,027)        28,818
    Other assets                                          22,395         16,053
  Increase (decrease) in liabilities:
    Accounts payable                                     283,403        314,137
    Accrued expenses - royalties                          23,763          6,758
    Accrued expenses - other                              50,979        (56,436)
    Redeemable preferred stock                             7,527         32,920
                                                     -----------    -----------

    Total adjustments                                    726,120      1,146,734
                                                     -----------    -----------

NET CASH (USED IN) OPERATING ACTIVITIES                 (287,467)      (347,253)
                                                     -----------    -----------

INVESTING ACTIVITIES:
  Purchase of fixed assets                               (20,000)          --
                                                     -----------    -----------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES            (20,000)          --
                                                     -----------    -----------

FINANCING ACTIVITIES:
  Proceeds from Bridge Note                              160,000        375,000
  Payment of purchase notes payable                         --          (75,000)
  Issuance of Stock                                      132,000         18,200
  Advance from officers                                   38,017         24,609
  Repayment of Advance From Officers                     (38,017)          --
                                                     -----------    -----------

NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                   292,000        342,809
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                          (15,467)        (4,444)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            20,189          4,722
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $     4,722    $       278
                                                     ===========    ===========






See accompanying notes to financial statements.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 1 - GOING CONCERN

As shown in the above financial statements, the Company incurred a net loss of $1,013,587 during the year ended December 31, 2003 and $1,493,987 during the year ended December 31, 2004. Additionally, the company had a stockholders' deficit of $2,148,422 at December 31, 2004 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2005 and to continue its product development efforts and adjust its operating structure to reduce losses and ultimately attain profitability. Management's plans in this regard include, but are not limited to, the following:

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

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Effective December 31, 2002, the Company acquired a 60% ownership position in Caribbean Pacific Natural Products, Inc., ("CARIBBEAN PACIFIC NATURAL PRODUCTS") which is a developer and marketer of all-natural sun-care and skincare products for luxury resorts, theme parks and spas. In December 2002, the Board of Directors of The Quigley Corporation ("Quigley") approved a plan to sell CARIBBEAN PACIFIC NATURAL PRODUCTS and on January 22, 2003, completed the sale of Quigley's 60% equity interest in CARIBBEAN PACIFIC NATURAL PRODUCTS to the Company. In April, 2005 the Company acquired the remaining 40% of the outstanding capital stock of Caribbean Pacific Natural Products, Inc. from Caribbean Pacific International, Inc. in exchange for the issuance of 500,000 shares of the Company's common stock.

OptiLiving, Inc., formerly CP Suncoast Manufacturing, Inc., a wholly-owned subsidiary, was organized in May, 2003 and is intended to manufacture the Company's products as well as provide contract manufacturing for non-competing products formulated or distributed by other non-affiliated companies.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of the Company and its 60% owned subsidiary, Caribbean Pacific Natural Products, Inc. All inter-company transactions and balances have been eliminated. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. Certain prior period amounts have been reclassified to conform with the current years presentation.

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

                                                            Years Ended
                                                            December 31,
                                                        2003           2004
                                                       -------       -------

Interest and administrative costs                      $15,000       $    -
                                                       =======       =======
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to five years.

INVENTORIES

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") method of determining cost for all inventories. Inventories are comprised of raw materials and finished goods.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

CONCENTRATION OF RISKS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

Trade accounts receivable potentially subjects the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company's range of customers includes hotels, resorts and theme park gift shops, product stands and individual sales representatives.

LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on the expected cash flows, a loss is recognized in the Statement of Operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for Suncoast's cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short maturities of these financial instruments. The carrying amounts reported in the consolidated balance sheets for Suncoast's long-term debt due to related parties approximate their fair values as they represent the amount the Company expects to liquidate these obligations with cash or cash equivalents, and the amounts recorded as other liabilities - redeemable preferred stock approximate their fair value as they represent the amount in which the Company expects to satisfy these obligations by payment in cash in 2007 or by the issuance of the Company's equity without material gain or loss.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

STOCK BASED COMPENSATION

Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Through December 31, 2003, the Company had chosen to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued through December 31, 2003 was measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Effective for the fiscal year ended December 31, 2004, the Company has adopted the fair value method of accounting described in SFAS 123 and SFAS 148.


ROYALTIES

The Company includes royalties and founders commissions incurred as cost of sales based on agreement terms.

ADVERTISING

Advertising costs are expensed within the period in which they are utilized. Advertising expense is comprised of media advertising, presented as part of sales and marketing expense; co-operative advertising, which will be accounted for as a deduction from sales; and free product, which is accounted for as part of cost of sales. No advertising costs incurred for the years ended December 31, 2003 and 2004.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

START-UP AND RE-ALIGNMENT COSTS

Pursuant to Statement of Position 98-5, the Company expenses start-up costs associated with its parent company's activation activities and costs and expensed incurred in connection with the acquisition of CARIBBEAN PACIFIC NATURAL PRODUCTS, which pursuant to FASB 142 and APB 16, were expensed as transaction costs. The Statement of Position broadly defines start-up activities as activities related to organizing a new business, as well as one-time activities associated with, opening a new facility, introducing new products or services, conducting business with a new class of customers or in a new territory, and starting a new process in an existing facility or starting a new operation. Re-alignment costs are costs associated with changing the contractual distribution agreements to an existing customer base. Start up and re-alignment costs for the years ended December 31, 2003 and 2004 were $75,199 and $300,204, respectively.

MINORITY INTERESTS

The Company's "CARIBBEAN PACIFIC NATURAL PRODUCTS" subsidiary is 40% owned by a related party whom has made a nominal investment, of which losses since inception have reduced the investment to a value of $0. The Company has not recorded earnings in the "CARIBBEAN PACIFIC NATURAL PRODUCTS" subsidiary. Had the Company attained and recorded net income in this subsidiary, 40% would have been allocated to the minority shareholders, and cumulatively, and had this subsidiary accumulated earnings in excess of its cumulative losses, the Company would have recorded amounts allocable to "minority interest", which would be a reduction of stockholders' equity.

Effective April 2005, the Company owns 100% of this subsidiary and no minority interest remains.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


STATEMENT OF CASH FLOW SUPPLEMENTAL INFORMATION
                                                           Years Ended
                                                           December 31,
                                                         2003          2004
                                                       ---------    ---------

Interest paid, net                                     $   -        $   -

Taxes paid                                             $   -        $   -

Schedule of non-cash Investing and
Financing Activities:

Assignment of accounts payable and accrued
 expenses to distributor in connection
 with re-alignment                                     $   -        $ 180,859
                                                       =========    =========
Book value of inventory and certian fixed
 assets assigned to distributor in connection
 with re-alignment                                     $   -        $ 319,181
                                                       =========    =========
Conversion of note payable to investor (2004)
 into 2,250,000 shares of the Company's common
 stock and a warrant to purchase like amount
 of shares                                             $   -        $ 150,000
                                                       =========    =========
RECENT ACCOUNTING PRONOUNCEMENTS

FASB 146 - Costs Associated With Exit or Disposal Activities

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

FASB 148 - Stock Based Compensation

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

FIN 45 - Guarantor's And Guarantees

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

FIN 46 - Variable Interest Entities

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

FASB 150 - Financial Investments With Characteristics of Both Liabilities
           and Equity

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

FASB 151 - Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) - Share-Based Payments

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment". Among other things, SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the provisions of Statement No. 123(R) in its interim period beginning February 1, 2006. Adoption of Standard No. 123(R) is not expected to have a material impact on the Company's financial statements.

NOTE 4 - INVENTORY

Inventory consists mainly of the Company's skin care and health products and corresponding branded packaging materials. Inventory is comprised of the following:

                                                            December 31,
                                                         2003          2004
                                                      ---------      --------
Raw Materials                                         $  66,414      $ 15,341
Finished goods                                           75,172           --
Total                                                   141,586        15,341

Less: Reserve for obsolescence                          (20,000)          --
                                                      ---------      --------

Inventory, Net                                        $ 121,586        15,341
                                                      =========      ========

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following as of:

                                                          December 31,
                                                        2003        2004
                                                      --------    --------
Improvements and fitouts                              $ 17,650          -
Machinery and equipment                                  9,857       8,000
Computer software and website                           49,649      49,649
Furniture and fixtures                                  37,070          -
                                                      --------    --------

                                                       114,226      57,649

Less: Accumulated depreciation                         (50,087)    (18,254)
                                                      --------    --------

Property, Plant and Equipment, net                    $ 64,139      39,395
                                                      ========    ========


Depreciation expense for the years ended December 31, 2003 and 2004 was $20,816 and $6490, respectively.

NOTE 6 - SEGMENT INFORMATION

The Company has one reporting segment relating to the sales of all-natural sun-care and skincare products for luxury resorts, theme parks and spas. As defined in SFAS 31, "Disclosures about Segments of an Enterprise and Related Information," allocate resources and assess the performance of the Company based on revenue and overall profitability.

For the years ended December 31, 2003 and 2004, the Company had one customer who contributed greater than 19.2% and 50%, respectively, of the Company's total revenues.

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


                                                          December 31,

                                                        2003         2004
                                                      -------       ------
Net Sales
United States                                         $   810       $   82
Mexico                                                    256           17
                                                      -------       ------

Total                                                 $ 1,066       $   99
                                                      =======       ======

All of the Company's long-lives assets are located in the United States.

NOTE 7 - INCOME TAXES

At December 31, 2003 and 2004, the Company had net operating loss carryforwards of approximately$3,007,000 and $3,944,000 respectively, for book and tax purposes, expiring from 2007 to 2022. As a result of the Tax Reform Act of 1986, the Company may be obligated to pay an alternative minimum tax on its alternative minimum taxable income, even though it has a loss carryfoward. These carryforwards are subject to possible limitations on annual utilization if there are "equity structural shifts" or "owner shifts" involving "5% shareholders" (as these terms are defined in Section 382 of the Internal Revenue Code), which result in more than a 50% point change in ownership.

At this time, the Company does not believe it can reliably predict profitability beyond the current fiscal year. Accordingly, the deferred tax asset applicable to operations subsequent to December 31, 2003 has been reduced in its entirety by the valuation allowance. For the periods ending December 31, 2003 and 2004 the provision for taxes is comprised only of appropriate state income taxes.

Reconciliation of income taxes shown in the financial statements and amounts computed by applying the Federal income tax rate of 34% for the years ended December 31, 2003 and 2004 respectively is as follows:

                                                          December 31,
                                                       2003          2004

Loss Before Income Taxes                           $(1,013,587)   $(1,493,987)
Computed expected tax credit                           344,620        507,955
Operating loss for which no
 benefits were provided                               (344,620)      (507,955)

State and local                                    $      --      $       --

Provision for income taxes                         $      --      $       --

NOTE 8 - LOSS PER SHARE

The Company has adopted SFAS No.128, "Earnings per Share." Earnings per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The earnings per common share computation, assuming dilution, gives effect to all dilutive potential common shares during the period. The computation assumes that

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


the outstanding stock options and warrants were exercised and that the proceeds were used to purchase common shares of the Company. Common equivalent shares have been excluded from the computation of diluted earnings per share since their effect is antidilutive. Loss per share is also calculated giving retroactive recognition for the number of equivalent shares issued to Quigley in connection with the acquisition of "CARIBBEAN PACIFIC NATURAL PRODUCTS," and the 3,100,000 shares issued for formation services and cancellation of advances in 2002 as being outstanding at the beginning of all periods presented.

NOTE 9 - REDEEMABLE PREFERRED STOCK

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

During the years ended December 31, 2003 and 2004, the Company imputed $31,231 and $ 32,920 of interest expense on this obligation.

NOTE 10 - CAPITAL STOCK

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

In November, 2002, the Company issued 1,915,000 Shares of Common Stock and 425,000 warrants (the "A" warrants) to purchase 425,000 shares of Common Stock at $1.00 per share through December 31, 2007, to officers, consultants and directors for formation services rendered to the Company valued at $50,000, the value ascribed to the services as the Company had yet to establish a market for the Company's common stock.

In November, 2002, the Company issued 1,185,000 Shares of Common Stock in consideration for the cancellation of $31,000 indebtedness for cash advances.

Effective for December, 2002, the Company issued 750,000 Shares of Common Stock to The Quigley Corporation as partial consideration for its purchase of a 60% controlling interest in Caribbean Pacific Natural Products, Inc., valued at $582,989.

In April and May, 2003, the Company issued 200,000 shares of Common Stock at the price of $.66 per share, together with 125,000 warrants (the "A" warrants) to purchase 125,000 shares of Common Stock at $1.00 per share through December 31, 2007, for total proceeds to the Company of $132,000.

In May, 2003, the Company issued $150,000 principal value of Convertible Notes, convertible into 225,000 shares of Common Stock at the price of $.66 per share on or prior to the initial maturity date of September 30, 2003. This convertible note

In May, 2003, the Company issued 100,000 warrants (the "A" warrants) to purchase 100,000 shares of Common Stock at $1.00 per Share through December, 2007, and 225,000 warrants (the "B" warrants) to purchase 225,000 shares of Common Stock at $.66 per share initially exercisable through December, 2003 and extended through December 3, 2004.

In March, 2004, the Company issued 225,000 shares of its common stock and extended through December 31, 2004 a like amount of warrants to purchase one share each of the Company's common stock at $.66 per share, pursuant to the conversion of a $150,000 note payable.

In June, 2004,the Company issued 25,000 shares for legal services.

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

During the quarter ended December 31, 2004, the Company issued 1,030,000 shares for services.

During the quarter ended December 31, 2004, the Company issued 182,000 shares pursuant to the exercise of warrants, generating $18,200 proceeds to the Company.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Options and Warrants

In addition to our outstanding common stock, there are, as of March 31, 2005, issued and outstanding common stock purchase warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

                         Number    Weighted Average
Description           Outstanding   Exercise Price      Expiration
-----------           -----------   --------------      ----------
Class "A" Warrants     1,112,300        $ 0.10           12/31/07
Class "B" Warrants             0        $ 0.07           12/31/04

   Total               1,112,300        $  .10

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Certain operating leases for the years ended December 31, 2003 and 2004 for office and warehouse space maintained by the Company resulted in rent expense of $125,076 and $65,665, respectively.

Effective June 30, 2004 the Company terminated its premises leases and no commitment remains for such at December 31, 2004.

Additionally, the Company leased fixtures and office equipment for the year ended December 31, 2003 under operating leases which resulted in equipment rental expenses of $25,319 for that year.

Effective November 30,2003 the Company terminated its fixtures and office equipment leases and no commitment remains for such at December 31, 2004.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


Royalty Commitment

The Caribbean Pacific products are manufactured and marketed under an exclusive, world-wide Product License Agreement from Caribbean Pacific International, Inc. , the original developer of the products and owner of the trademarks. The twenty five year licenses agreement expires in 2025, and provides for a payment to Caribbean Pacific International, Inc. of a 5% royalty on net sales receipts from sales of Caribbean Pacific-branded products. The royalty is not applicable to products developed or sold by us which do not utilize the Caribbean Pacific brand-name or trademarks. During the years ended December 31, 2001 and 2002 the Company recorded royalty expense to Caribbean Pacific International, Inc. of $57,945 and $23,837, respectively, and during the three months ended March 31, 2003 and 2004 the Company recorded royalty expense to Caribbean Pacific International, Inc. of $8,226 and $0, respectively.

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

NOTE 12 - RELATED PARTY TRANSACTIONS

In November, 2002, the Company issued 1,185,000 Shares of Common Stock in consideration for the cancellation of $31,000 indebtedness for cash advances.

Effective for December, 2002, the Company issued 750,000 Shares of Common Stock to The Quigley Corporation as partial consideration for its purchase of a 60% controlling interest in Caribbean Pacific Natural Products, Inc., valued at $582,989 and additionally the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc., valued at $937,596. During the years ended December 31, 2003 and 2004 the Company imputed $31,231 and $ 32, respectively, of interest expense on this obligation.

During the year ended December 31, 2003, the Company received $38,017 of advances from the Company's president which have been repaid in full through that date. During the year ended December 31, 2004, the Company received $24,607 of advances from the Company's president. Interest expense of $3,017 and $1,260 was recorded on these debts for the years ended December 31, 2003 and 2004, respectively.

Caribbean Pacific International, Inc., the holder of the royalty agreement, is also the 40% minority shareholder of CARIBBEAN PACIFIC NATURAL PRODUCTS, which sold its 40% minority interest to the Company in April 2005, yet retained the royalty agreement.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 13 - SUBSEQUENT EVENTS

In March, 2004, the Company acquired the remaining 40% of the capital stock of Caribbean Pacific Natural Products, Inc. from Caribbean Pacific International, Inc. in exchange for the issuance of 500,000 shares of common stock.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.


                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The Directors and Executive Officers of the Company as of June 17 2005 were as follows (address c/o 5447 NW 42nd Ave., Boca Raton, FL. 33496):



Name & Address                  Age         Position

William  J. Reilly              51          President and Director

Thomas Hagan                    65          Secretary and Director

Matthew Cohen                   43          Director


BOARD OF DIRECTORS
------------------

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the Company for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2003 and 2004. (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 2003 and 2004 exceeded $100,000.

ANNUAL COMPENSATION

                                       Deferred
NAME AND POSITION         Salary      Compensation        Warrants         Year
--------------------------------------------------------------------------------
William J. Reilly        $42,498                           250,000         2004
Thomas Hagan             $14,167                            50,000         2004


No current Officer or Director of the Registrant received cash compensation for services rendered during calendar years 2002 or 2003.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Management - the number and percentage of shares of common stock of the Company owned of record and beneficially, by each officer and director of the Company and by all officers and directors of the Company as a group, is as follows as of June 15, 2005:


Name and Address of          Position     Amount and Nature of    Percent of
Owner                                     Beneficial Ownership    % of Class

William J. Reilly (1)        President     1,500,000   Owner          21%
                             & Director

Thomas Hagan (1)             CFO, Sec.       200,000   Owner           3%
                             & Director

Matthew Cohen (1)            Director        200,000   Owner           3%

                                           ----------               -----

TOTAL OFFICERS, DIRECTORS &
SIGNIFICANT SHAREHOLDERS
AS A GROUP:                                 1,900,000                 27%
                                           ==========               =====



(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficially owned by them. The percentage for each beneficial owner listed above is based on 7,277,000 shares outstanding on June 17 2005, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after June 17, 2005, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants; William J. Reilly - 500,000 warrants, Thomas Hagan - 50,000 warrants, Matthew Cohen - 50,000 warrants.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the fiscal year ended December 31, 2004 there have not been any material transactions between the Company and any of its officers and/or directors, except as set forth in its aforesaid Financial Statements for the two years then ended December 31, 2004, the contents of which commence on Page F-1.

ITEM 13 - EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K

Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


EXHIBIT NUMBER
REFERENCE DESCRIPTION

Exhibit 31.1 31.2 32.1 32.2 - Officer Certifications


REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed during the three month period ended December 31, 2004

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SUNCOAST NATURALS, INC.



June 20, 2005   by:  /s/ William J. Reilly
                    -------------------------------------
                    William J. Reilly
                    President


June 20, 2005   by:  /s/ Thomas Hagan
                    -------------------------------------
                    Thomas Hagan
                    Secretary, Acting CFO

June 20, 2005   by:  /s/ Matthew Cohen
                    -------------------------------------
                    Matthew Cohen, Director