Form 10KSB/A
period 2004-12-31
SUNCOAST NATURALS INC
filed 2005-08-05
CIK 1240093

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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

Statements of Operations for the two years
  ended December 31, 2003 and 2004 .........................................F-4

Statements of  Stockholders' Equity for the two years
  ended December 31, 2003 and 2004 .........................................F-5

Statements of Cash Flows for the two years ended
  December 31, 2003 and 2004 ...............................................F-6

Notes to Financial Statements.......................................F-7 to F-24

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders
Suncoast Naturals, Inc. and Subsidiary

         We have audited the accompanying consolidated balance sheet of Suncoast Naturals, Inc. and Subsidiary as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Suncoast Naturals, Inc. and Subsidiary as of December 31, 2003, were audited by other auditors whose report dated May 13, 2004, expressed an unqualified opinion on those statements and included an explanatory paragraph describing a going concern.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suncoast Naturals, Inc. and Subsidiary as of December 31, 2004 and the results of operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                               /s/ Walden Certified Public Accountant, P.A


Boca Raton, FL




June 30, 2005

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

                             SUNCOAST NATURALS, INC.



August 4, 2005   by:  /s/ William J. Reilly
                    -------------------------------------
                    William J. Reilly
                    President


August 4, 2005   by:  /s/ Thomas Hagan
                    -------------------------------------
                    Thomas Hagan
                    Secretary, Acting CFO