Form 10QSB
period 2005-03-31
SUNCOAST NATURALS INC
filed 2005-08-05
CIK 1240093

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED March 31, 2005

                         COMMISSION FILE NO. 333-107826

                             SUNCOAST NATURALS, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          02-0656132
          --------                                          ----------
State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                         Identification Number)

4800 N. Federal Hwy., Suite A-301, Boca Raton FL           33431
------------------------------------------------           -----
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

         The number of shares outstanding of each of the registrant's classes of common stock as of June 21, 2005 is 7,277,000 shares of $.001 par value common stock and 100,000 shares of Class "A" convertible preferred stock with a $.01 par value. The Aggregate price of $.14 on June 21, 2005 is $836,780.

                             SUNCOAST NATURALS, INC.


                                      INDEX

                                                                            PAGE
PART I  FINANCIAL INFORMATION - Unaudited

Consolidated Balance Sheet-March 31, 2005......................................1

Consolidated Statements of Operations-Three Months
  Ended March 31, 2004 and 2005................................................2

Consolidated Statement of Stockholder's Equity (Deficit) -
  Three Months Ended March 31, 2005............................................3

Consolidated Statement of Cash Flows-Three Months
  Ended March 31, 2004 and 2005................................................4

Notes to the Consolidated Financial Statements.................................5

Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................................18

PART II OTHER INFORMATION

Item 1. Legal Proceedings.....................................................26

Item 2. Changes in Securities.................................................26

Item 3. Defaults Upon Senior Securities.......................................26

Item 4. Submission of Matters to a Vote of Security Holders...................26

Item 5. Other Information.....................................................26

Item 6. Exhibits on Reports on Form 8-K.......................................26

Signature Page................................................................27

                     SUNCOAST NATURALS, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               2,865
  Inventory                                                              16,341
                                                                     ----------
      TOTAL CURRENT ASSETS                                               18,206

PROPERTY, PLANT AND EQUIPMENT, net                                       38,436
                                                                     ----------

      TOTAL ASSETS                                                       56,641
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      566,538
  Accrued royalties and sales commissions                                85,957
  Notes Payable                                                         337,317
  Other current liabilities                                             247,258
                                                                     ----------
      TOTAL CURRENT LIABILITIES                                       1,237,080

Long Term Liabilities Due To President                                   25,224
                                                                     ----------
MINORITY INTERESTS

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
  1,000,000:Issued 100,000 shares, at par value                           1,000
  Present value of redemption amount in excess                             --
    of par value                                                      1,088,342
                                                                     ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    25,000,000, 6,352,000 shares
    issued and outstanding at March 31, 2005                              6,352
  Additional paid-in-capital                                          2,521,183
  Retained deficit                                                   (4,682,540)
                                                                     ----------
      TOTAL STOCKHOLDERS' (DEFICIT)                                  (2,185,005)
                                                                     ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      56,641
                                                                     ==========


See notes to the consolidated financial statements.

                     SUNCOAST NATURALS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                          (Unaudited)
                                                     2004              2005
                                                 -----------        -----------
NET SALES                                        $    53,259         $        _

COST OF SALES                                         34,667                  _
                                                 -----------        -----------

GROSS PROFIT                                          18,592                  _
                                                 -----------        -----------

DIRECT OPERATING EXPENSES:
  Sales and marketing                                 23,543             28,000
  Administration                                     115,714             93,737
                                                 -----------        -----------

TOTAL OPERATING EXPENSES                             139,257            121,737
                                                 -----------        -----------

(LOSS) FROM OPERATIONS BEFORE
  OTHER INCOME AND EXPENSE                          (120,665)          (121,737)
                                                 -----------        -----------

OTHER INCOME AND EXPENSES
  Start Up and
  Re-alignment Costs                                 (17,000)              --
  Interest Costs (net)                               (10,466)           (22,260)
                                                 -----------        -----------

OPERATING LOSS BEFORE TAXES                         (148,130)          (143,947)

PROVISION FOR INCOME TAX                                --                 --
                                                 -----------        -----------

NET (LOSS)                                       $  (148,130)          (143,947)
                                                 ===========        ===========


Net Loss per share:                              $      (.04)       $      (.02)
                                                 ===========        ===========

Common shares outstanding                          4,075,000          5,839,500
                                                 ===========        ===========





See notes to the consolidated financial statements.

                                SUNCOAST NATURALS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                      Common Stock          Additional
                                                 $.001        Paid-In      Retained
                                  Shares       Par Value      Capital       Deficit         Total
                                -----------   -----------   -----------   -----------    -----------
Balance January 1, 2005           5,752,000   $     5,752   $ 2,444,419   $(4,598,593)   $(2,148,422)

Issuance of shares for
  services                          375,000   $       375   $    53,625          --      $    54,000

Issuance of warrants for
  services                             --            --     $     8,514          --      $     8,514

Issuance of common stock
  pursuant to exercise of
  warrants                          225,000   $       225   $    14,625          --      $    14,850

Net loss for the three months
  ended March 31, 2005
  (Unaudited)                          --            --            --     $  (143,947)      (143,947)
                                -----------   -----------   -----------   -----------    -----------

Balance March 31, 2005
  (Unaudited)                     6,352,000   $     6,352   $ 2,521,183   $(4,742,540)   $(2,215,005)
                                ===========   ===========   ===========   ===========    ===========




See notes to the consolidated financial statements.

                     SUNCOAST NATURALS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                               March 31,
                                                              (Unaudited)
                                                          2004           2005
                                                        ---------     ---------
OPERATING ACTIVITIES:
  Net Income (Loss)                                     $(148,130)    $(143,947)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Common stock and Warrants issued for services              --             960
  Depreciation and amortization                             2,765          --
  Book value of assets disposed                              --            --
  Bad debt                                                 10,000          --
  (Increase) decrease in assets:
    Accounts receivable                                       869          --
    Inventory                                              17,318          --
    Other current assets                                    7,500          --
    Other assets                                             --            --
  Increase (decrease) in liabilities:
    Accounts payable                                      118,832        46,000
    Accrued expenses -                                     (7,250)       14,665
    Accrued expenses - other                               (5,884)         --
    Redeemable preferred stock                               --           7,595
                                                        ---------     ---------

      Total adjustments                                   144,150       131,684
                                                        ---------     ---------

NET CASH (USED IN) OPERATING ACTIVITIES                    (3,980)      (12,263)
                                                        ---------     ---------

INVESTING ACTIVITIES:
  Purchase of fixed assets                                   --            --
                                                        ---------     ---------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                --            --
                                                        ---------     ---------

FINANCING ACTIVITIES:
  Issuance of Stock via exercise of warrants                 --          14,850
                                                        ---------     ---------

NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                       --          14,850
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH                            (3,980)        2,587

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              4,722           278
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $     742     $   2,865
                                                        =========     =========



See notes to the consolidated financial statements.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 - GOING CONCERN

         As shown in the Company's Annual financial statements, the Company incurred a net loss of $1,013,587 during the year ended December 31, 2003 and $1,493,987 during the year ended December 31, 2004. Additionally, the company had a stockholders' deficit of $2,215,005 at March 31, 2005 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                               Three Months Ended
                                  September 30,
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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

INVENTORIES

         Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") method of determining cost for all inventories. Inventories are comprised of raw materials and finished goods.

INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

START-UP AND RE-ALIGNMENT COSTS

         Pursuant to Statement of Position 98-5, the Company expenses start-up costs associated with its ;parent company's activation activities and costs and expensed incurred in connection with the acquisition of CARIBBEAN PACIFIC NATURAL PRODUCTS, which pursuant to FASB 142 and APB 16, were expensed as transaction costs. The Statement of Position broadly defines start-up activities as activities related to organizing a new business, as well as one-time activities associated with, opening a new facility, introducing new products or services, conducting business with a new class of customers or in a new territory, and starting a new process in an existing facility or starting a new operation. Re-alignment costs are costs associated with changing the contractual distribution agreements to an existing customer base. Start up and re-alignment costs for the Three months ended June 30, 2003 and 2004 were $26,000 and $31,500 and for the three months ended June 30, 2003 and 2004 (unaudited) were $0 and $14,500 respectively.

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


NOTE 3 -INVENTORY

         Inventory consists mainly of the Company's skin care and health products and corresponding branded packaging materials. Inventory is comprised of the following:

                                                 December 31,       March 31,
                                                     2004             2005
                                                                   (Unaudited)
                                                   --------         --------

Raw Materials                                     $  15,341        $  15,341
Finished goods                                           -                -
                                                   --------         --------

Total                                                15,341           15,341

Less: Reserve for obsolescence                           -                -
                                                   --------         --------

Inventory, Net                                    $  15,341        $  15,341
                                                   ========         ========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:

                                                December 31,      March 31,
                                                    2004             2005
                                                                  (Unaudited)
                                                 ---------        ---------
Machinery and equipment                          $   8,000        $   8,000
Computer software and website                       49,649           29,649
                                                 ---------        ---------
                                                    57,649           57,649

Less: Accumulated depreciation                     (18,254)         (19,214)
                                                 ---------        ---------

Property, Plant and Equipment, net               $  39,395        $  38,435
                                                 =========        =========

         Depreciation expense for the Three months ended March 31, 2005 and 2004 was $960 and $2,765.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

                                              Three Months Ended
                                                   March 31,
                                                2004       2005
                                              -------     ------
Net Sales
United States                                 $    71     $    0
Mexico                                             17          0
                                              -------     ------

Total                                         $    88     $    0
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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

         During the Three months ended March 31, 2005, the Company imputed $7,595 of interest expense on this obligation.

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

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

         During the quarter ended March 31, 2005, the Company issued a total of $375,000 Shares of Common Stock pursuant to its employment agreements and as partial compensation for legal and marketing services.

         During the quarter ended March 31, 2005, the Company issued a total of $225,000 Shares of Common Stock pursuant to the exercise of warrants, generating $14,850 proceeds to the Company.

Options and Warrants

         In addition to our outstanding common stock, there are, as of May 17, 2005, issued and outstanding common stock purchase warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

Description                  Number    Weighted Average    Expiration
                          Outstanding  Exercise Price

Class "A" Warrants         2,650,000       $  .10           12/31/09
Class "C" Warrants           450,000       $ 0.66           12/31/09

     Total                 3,100,000       $  .53

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         During the three months ended March 31, 2005 the Company had no equipment, operating or real estate leases in effect.

Royalty Commitment

         The Caribbean Pacific products are manufactured and marketed under an exclusive, world-wide Product License Agreement from Caribbean Pacific International, Inc. , the original developer of the products and owner of the trademarks. The twenty five year licenses agreement expires in 2025, and the requirement to pay to Caribbean Pacific International, Inc. a 5% royalty on net sales expired in May, 2004.

                             SUNCOAST NATURALS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

Employment Agreements

         In July 2004, the Company entered into Executive Employment agreements with its Chairman, William J. Reilly, and its President, Sean P. McCarthy and its Chief Financial Officer, Peter A. Schnipper. The contracts are for a term of one-year and provide for an annual salary of $85,000 plus sales incentives. Due to the resignations of Mr. McCarthy and Mr. Schniepper effective December 1, 2004, as of March 31, 2005 only the employment agreement with Mr. Reilly remains.

Litigation

         From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

NOTE 9 - RELATED PARTY TRANSACTIONS

         Effective for December, 2002, the Company issued 750,000 Shares of Common Stock to The Quigley Corporation as partial consideration for its purchase of a 60% controlling interest in Caribbean Pacific Natural Products, Inc., valued at $582,989 and additionally the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc., valued at $937,596. During Three months ended March 31, 2005, and the three months ended March 31, 2005 the Company imputed $7,595 and $8,190, respectively, of interest expense on this obligation.

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

RESULTS OF OPERATIONS

The Company was established in November, 2002. On December 31, 2002, the Company acquired a 60% controlling interest in Caribbean Pacific Natural Products, Inc., and in March, 2005 acquired a 100% interest in the subsidiary, which at present is its only operating subsidiary. The results of operations for the three months ended March 31, 2004 and 2005, include the business operations of this subsidiary.

Three Months Ended March 31, 2004 vs. March 31, 2005

The Company reported no revenue for the three months ended March 31, 2005 nd $53,259 for the comparable period in 2004, a decrease in sales of 100%. This decrease is directly attributable to a reduction in certain marketing programs considered to be unprofitable and a re-alignment of commission agreements the Company felt were counterproductive, and the re-configuration of product mix, the Company believes when its new distribution alignment is fully implemented and its sales volume to the customer base it expects to retain will ultimately result in sales volume and growth. The Company also assigned the customers of its Mexico office to its new distributor assigned to that region and will serve these customers through its international regional dealer distribution network going forward. The Company does not immediately expect to restore its prior years' volume levels, yet the Company does expect that currently it could attain better gross margins and contain its compensation expenses.

Cost of sales for the three months ended March 31, 2005 were correspondingly zero as compared to cost of sales of $34,667 for the three months ended March 31, 2004. This represents total cost of sales of 65%, as a percentage of revenue for the three months ended March 31, 2004. The deterioration of margins is attributable to the discontinuance of certain products and product arrangements the company believes in the long run will increase profitability.

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

Interest costs were $8,395 for the three month period ended March 31, 2005 compared to $16,666 in the same period in 2003. The reduction in interest costs can be attributed to the conversion of a $150,000 bridge note during the prior quarter ending March 31, 2004.

The Company reported a net loss of $483,060 for the three month period ended March 31, 2005 as compared to a net loss of $56,080 during the three months ended June 30, 2003. This represents a loss per share of $.12 for the three months ended March 31, 2005 as compared to a loss per share of $.01 for the three months ended June 30, 2003.


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

                                                       Three Months Ended
                                                            March 31,
                                                         2004      2005
                                                        ------    ------
                                                          (Unaudited)
Interest and administrative costs                      $10,000      $0
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

During the Three months ended March 31, 2005 and the three month period ended March 31, 2005, the Company imputed $16,195 and $8,173 of interest expense on this obligation.

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

Current Plan of Operations
--------------------------

         The Company was organized in November, 2002 to acquire from The Quigley Corporation its 60% interest in Caribbean Pacific Naturals Products, Inc., an Orlando, FL based company which specialized in the development, marketing and distribution of a complete line of proprietary, all-natural sun-care, skin-care, and nutritional supplements, as well as a complete line private-label Spa Products for the Resort, Day Spa, Cruise Ship and home markets. This acquisition was completed in January, 2003. In April, 2005, the Company acquired the remaining 40% of the capital stock of Caribbean Pacific Naturals Products, Inc. from Caribbean Pacific International, Inc. in exchange for the issuance of 500,000 Shares of Common Stock.

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

         A key component of our new marketing and distribution plan will be an emphasis on internet sales and marketing, with a redesigned website at www.suncoastnaturals.com.


Our "Caribbean Pacific(TM)" Product Line
----------------------------------------

         Caribbean Pacific Natural Products, Inc. (CPNP), which is now wholly-owned by the Company, holds an exclusive license to produce, market and distribute an exclusive line of all-natural sun and skin care products developed over an eight-year period by Caribbean Pacific International, Inc. The CPNP product line is differentiated from its competition by the elimination of the petrochemical, synthetic and chemical additives which are prevalent in all standard sun and skin care products.

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

Our New Spa Product Line
------------------------

         Recognizing the growth of the luxury Spa and Day Spa market in the United States, and the higher margins from their luxury product lines, the Company intends to utilize its existing unique formulations and manufacturing capabilities to offer a complete line of all-natural skin, hair and body products to those markets, with a particular emphasis on private-label formulations for small to medium size Day Spas which are largely ignored by existing manufacturers. As part of this strategy, management will establish direct contact with Spa Directors and will utilize top Estheticians and former Spa management in the field to remain an integral part of the customer's growth as well as to obtain new customers. The products will be marketed under our Sabate(TM) brand name as well utilizing a private-label program.

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

LIQUIDITY AND CAPITAL RESOURCES

         As shown in the above financial statements, the Company incurred a net loss of $1,493,987 during the year ended December 31, 2004 and $1,013,587 during the year ended December 31, 2003. Additionally, the company had a stockholders' deficit of $2,215,005 at March 31, 2005 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 2.  CHANGES IN SECURITIES.

         During the quarter ended March 31, 2005, the Company issued a total of 200,000 Shares of Common Stock to its Directors and 100,000 Shares as partial compensation for legal and marketing services, and an additional 75,000 shares to consultants for services, with a total value of $54,000.

         During the quarter ended March 31, 2005, the Company issued a total of $225,000 Shares of Common Stock pursuant to the exercise of warrants, generating $14,850 proceeds to the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE

ITEM 5.  OTHER INFORMATION.

                  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 31.1 31.2 32.1 32.2 - Officer Certifications

         Reports on Form 8-K:

                  Current report on Form 8-K filed on April 1, 2005

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Suncoast Naturals, Inc.

Dated: August 04,2005
                                         By: /s/ WILLIAM J. REILLY
                                         ----------------------------
                                         William J. Reilly, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                  DATE

By: /s/ WILLIAM J. REILLY              President            8/04/2005
    -----------------------
     William J. Reilly

By: /s/ THOMAS HAGAN                   Chief Financial
    -----------------------            Officer, Director    8/04/2005
     Thomas Hagan