Form 10QSB
period 2005-06-30
GAMBINO APPAREL GROUP, INC.
filed 2006-05-16
CIK 1240093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED June 30, 2005

                         COMMISSION FILE NO. 333-107826

                          GAMBINO APPAREL GROUP, INC.
                 (formerly INTELLIGENT SECURITY NETWORKS, INC.)
                            -------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  02-0656132
                 --------                                  ----------
       State or other jurisdiction of                   I.R.S. Employer
       incorporation or organization)                 Identification Number)

   186 No. Federal Hwy., Deerfield Beach, FL                  33441
   -----------------------------------------                  -----
   (Address of principal executive offices)                 (Zip Code)

                                 (954) 425-8787
                           (Issuer's Telephone Number)

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

         The number of shares outstanding of each of the registrant's classes of common stock as of April 24, 2006 is 12,648,479 shares of $.001 par value common stock. The Aggregate market value of Shares of Common Stock held by non-affiliates, based upon a bid price of $.10 on April 24, 2006 is $867,210.

                           GAMBINO APPAREL GROUP, INC.


                                      INDEX

                                                                            PAGE
PART I  FINANCIAL INFORMATION - Unaudited

Consolidated Balance Sheet-June 30, 2005.......................................1

Consolidated Statements of Operations-Three Months
  Ended June 30, 2004 and 2005.................................................2

Consolidated Statement of Stockholder's Equity (Deficit) -
  Three Months Ended June 30, 2005.............................................3

Consolidated Statement of Cash Flows-Three Months
  Ended June 30, 2004 and 2005.................................................4

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

Item 4. Submission of Matters to a Vote of Security Holders...................26

Item 5. Other Information.....................................................26

Item 6. Exhibits on Reports on Form 8-K.......................................26

Signature Page................................................................27

                   GAMBINO APPAREL GROUP, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               1,240
  Inventory                                                                   0
                                                                     ----------
      TOTAL CURRENT ASSETS                                                1,240

PROPERTY, PLANT AND EQUIPMENT, net                                       38,436
                                                                     ----------

      TOTAL ASSETS                                                       39,676
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      566,538
  Accrued royalties and sales commissions                                85,957
  Notes Payable                                                         337,317
  Other current liabilities                                             247,258
                                                                     ----------
      TOTAL CURRENT LIABILITIES                                       1,237,080

Long Term Liabilities Due To President                                   25,224
                                                                     ----------
MINORITY INTERESTS

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
  1,000,000:Issued 100,000 shares, at par value                           1,000
  Present value of redemption amount in excess                               --
    of par value                                                      1,088,342
                                                                     ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    25,000,000, 8,352,000 shares
    issued and outstanding at June 30, 2005                               8,352
  Additional paid-in-capital                                          2,521,183
  Retained deficit                                                   (4,682,540)
                                                                     ----------
      TOTAL STOCKHOLDERS' (DEFICIT)                                  (2,183,005)
                                                                     ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      56,641
                                                                     ==========


See notes to the consolidated financial statements.

                   GAMBINO APPAREL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           June 30,
                                                          (Unaudited)
                                                    2004               2005
                                                 -----------        -----------
NET SALES                                        $    53,259         $       --

COST OF SALES                                         34,667                 --
                                                 -----------        -----------

GROSS PROFIT                                          18,592                 --
                                                 -----------        -----------

DIRECT OPERATING EXPENSES:
  Sales and marketing                                 23,543                  0
  Administration                                     115,714             55,400
                                                 -----------        -----------

TOTAL OPERATING EXPENSES                             139,257             55,400
                                                 -----------        -----------

(LOSS) FROM OPERATIONS BEFORE
  OTHER INCOME AND EXPENSE                          (120,665)           (55,400)
                                                 -----------        -----------

OTHER INCOME AND EXPENSES
  Start Up and
  Re-alignment Costs                                 (17,000)                --
  Interest Costs (net)                               (10,466)           (22,260)
                                                 -----------        -----------

OPERATING LOSS BEFORE TAXES                         (148,130)           (77,660)

PROVISION FOR INCOME TAX                                  --                 --
                                                 -----------        -----------

NET (LOSS)                                       $  (148,130)           (77,660)
                                                 ===========        ===========


Net Loss per share:                              $      (.04)       $      (.01)
                                                 ===========        ===========

Common shares outstanding                          4,075,000          8,352,000
                                                 ===========        ===========





See notes to the consolidated financial statements.


                              GAMBINO APPAREL GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                      Common Stock          Additional
                                                 $.001        Paid-In      Retained
                                  Shares       Par Value      Capital       Deficit         Total
                                -----------   -----------   -----------   -----------    -----------
Balance January 1, 2005           5,752,000   $     5,752   $ 2,444,419   $(4,598,593)   $(2,148,422)

Issuance of shares for
  services                          375,000   $       375   $    53,625          --      $    54,000

Issuance of warrants for
  services                             --            --     $     8,514          --      $     8,514

Issuance of common stock
  pursuant to exercise of
  warrants                          225,000   $       225   $    14,625          --      $    14,850

Net loss for the three months
  ended June 30, 2005
  (Unaudited)                          --            --            --     $  ( (77,660)      (77,660)
                                -----------   -----------   -----------   -----------    -----------

Balance June 30, 2005
  (Unaudited)                     6,352,000   $     6,352   $ 2,521,183   $(5,820,100)   $(2,292,665)
                                ===========   ===========   ===========   ===========    ===========




See notes to the consolidated financial statements.

                   GAMBINO APPAREL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                               June 30,
                                                              (Unaudited)
                                                          2004           2005
                                                        ---------     ---------
OPERATING ACTIVITIES:
  Net Income (Loss)                                     $(148,130)    $ (77,660)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Common stock and Warrants issued for services              --           2,000
  Depreciation and amortization                             2,765          --
  Book value of assets disposed                              --            --
  Bad debt                                                 10,000          --
  (Increase) decrease in assets:
    Accounts receivable                                       869          --
    Inventory                                              17,318          --
    Other current assets                                    7,500          --
    Other assets                                             --            --
  Increase (decrease) in liabilities:
    Accounts payable                                      118,832          --
    Accrued expenses -                                     (7,250)         --
    Accrued expenses - other                               (5,884)         --
    Redeemable preferred stock                               --           7,595
                                                        ---------     ---------

      Total adjustments                                   144,150       131,684
                                                        ---------     ---------

NET CASH (USED IN) OPERATING ACTIVITIES                    (3,980)      (55,400)
                                                        ---------     ---------

INVESTING ACTIVITIES:
  Purchase of fixed assets                                   --            --
                                                        ---------     ---------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                --            --
                                                        ---------     ---------

FINANCING ACTIVITIES:
  Issuance of Stock via exercise of warrants                 --          62,500
                                                        ---------     ---------

NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                       --          62,500
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH                            (3,980)        2,587

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              4,722           278
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $     742     $   1,240
                                                        =========     =========



See notes to the consolidated financial statements.

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1 - GOING CONCERN

         As shown in the Company's Annual financial statements, the Company incurred a net loss of $1,013,587 during the year ended December 31, 2003 and $1,493,987 during the year ended December 31, 2004. Additionally, the company had a stockholders' deficit of $2,292,665 at June 30, 2005 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 2 - ORGANIZATION AND NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         INTELLIGENT SECURITY NETWORKS, INC. (the "Company") organized under the laws of the State of Delaware, in November, 2002. The Company is a sun-care and skin-care Company specializing in the development, manufacture and sale of all-natural sun-, skin-, and body-care products to the resort, boutique, spa, and natural health markets. The Company's executive office and distribution facility are located in Orlando, Florida.

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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                               Three Months Ended
                                  September 30,
                                 2003       2004
                                   (Unaudited)
Interest and
 administrative costs           $10,000    $    0
                                =======    ======

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to five years.

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

INVENTORIES

         Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") method of determining cost for all inventories. Inventories are comprised of raw materials and finished goods.

INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

ADVERTISING

         Advertising costs are expensed within the period in which they are utilized. Advertising expense is comprised of media advertising, presented as part of sales and marketing expense; co-operative advertising, which will be accounted for as a deduction from sales; and free product, which is accounted for as part of cost of sales. No advertising costs incurred for the quarter ended June 30, 2005.

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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


NOTE 3 -INVENTORY

         Inventory consists mainly of the Company's skin care and health products and corresponding branded packaging materials. Inventory is comprised of the following:

                                                   December 31,      June 30,
                                                       2004            2005
                                                                    (Unaudited)
                                                    ---------        ---------

Raw Materials                                       $  15,341        $       0
Finished goods                                              -                -
                                                    ---------        ---------

Total                                                  15,341                0

Less: Reserve for obsolescence                              -                -
                                                    ---------        ---------

Inventory, Net                                      $  15,341        $       0
                                                    =========        =========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:

                                                   December 31,      June 30,
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
                                                    =========        =========

         Depreciation expense for the Three months ended June 30, 2005 and 2004 was $960 and $2,765.

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                                              Three Months Ended
                                                   June 30,
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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


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

         During the Three months ended June 30, 2005, the Company imputed $7,595 of interest expense on this obligation.

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

Common Stock

         The Company is presently authorized to issue up to 100,000,000 shares of common stock, $.001 par value per share. The holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably such dividends as may be declared by our board of directors out of funds legally available therefor, and, upon our liquidation,

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)


dissolution or winding up, they are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preference on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities.

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

         During the quarter ended March 31, 2005, the Company issued a total of 745,000 Shares of Common Stock pursuant to exercises of Common Stock Purchase Warrants, at exercise price of $.066 per Share, for total consideration of $47,850.

         During the quarter ended March 31, 2005, the Company issued a total of 500,000 Shares of Common Stock pursuant to Caribbean Pacific International, Inc. pursuant to a Share Exchange Agreement whereby the Company acquired the remaining 40% of Caribbean Pacific Natural Products, Inc.

         During the quarter ended June 30, 2005, the Company issued a total of 1,375,000 Shares of Common Stock pursuant to its employment agreements and as partial compensation for legal and marketing services.

         During the quarter ended June 30, 2005, the Company issued a total of 625,000 Shares of Common Stock pursuant to the exercise of warrants, generating $62,500 proceeds to the Company.

Options and Warrants

         In addition to our outstanding common stock, there are, as of June 30, 2005, issued and outstanding common stock purchase warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

                             Number       Weighted Average
Description                Outstanding    Exercise Price      Expiration

Class "C" Warrants           650,000          $ 0.66           12/31/09

     Total                   650,000          $ 0.66

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         During the three months ended June 30, 2005 the Company had no equipment, operating or real estate leases in effect.

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

                             GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

Employment Agreements

         In July 2004, the Company entered into Executive Employment agreements with its Chairman, William J. Reilly, and its President, Sean P. McCarthy and its Chief Financial Officer, Peter A. Schnipper. The contracts are for a term of one-year and provide for an annual salary of $85,000 plus sales incentives. Due to the resignations of Mr. McCarthy and Mr. Schniepper effective December 1, 2004, as of June 30, 2005 only the employment agreement with Mr. Reilly remains.

Litigation

         From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

NOTE 9 - RELATED PARTY TRANSACTIONS

         Effective for December, 2002, the Company issued 750,000 Shares of Common Stock to The Quigley Corporation as partial consideration for its purchase of a 60% controlling interest in Caribbean Pacific Natural Products, Inc., valued at $582,989 and additionally the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc., valued at $937,596. During Three months ended June 30, 2005, and the three months ended June 30, 2005 the Company imputed $7,595 and $8,190, respectively, of interest expense on this obligation.

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

RESULTS OF OPERATIONS

         The Company was established in November, 2002. On December 31, 2002, the Company acquired a 60% controlling interest in Caribbean Pacific Natural Products, Inc., and in March, 2005 acquired a 100% interest in the subsidiary, which at present is its only operating subsidiary. The results of operations for the three months ended June 30, 2004 and 2005, include the business operations of this subsidiary.

Three Months Ended June 30, 2004 vs. June 30, 2005

         The Company reported no revenue for the three months ended June 30, 2005 and $53,259 for the comparable period in 2004, a decrease in sales of 100%. This decrease is directly attributable to a reduction in certain marketing programs considered to be unprofitable and a re-alignment of commission agreements the Company felt were counterproductive, and the re-configuration of product mix, the Company believes when its new distribution alignment is fully implemented and its sales volume to the customer base it expects to retain will ultimately result in sales volume and growth. The Company also assigned the customers of its Mexico office to its new distributor assigned to that region and will serve these customers through its international regional dealer distribution network going forward. The Company does not immediately expect to restore its prior years' volume levels, yet the Company does expect that currently it could attain better gross margins and contain its compensation expenses.

         Administrative expenses were $55,400 for the three months ended June 30, 2005 as compared to $234,540 for the same period in 2004, a decrease of $179,140. This decrease in administrative expenses is due to the lack of business operations during this quarter.

         The Company reported a net loss of $77,660 for the three month period ended June 30, 2005 as compared to a net loss of $186,200 during the three months ended June 30, 2004.


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

                                                       Three Months Ended
                                                            March 31,
                                                         2004      2005
                                                       --------   -------
                                                          (Unaudited)

Interest and administrative costs                      $ 10,000   $     0
                                                       ========   =======

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

         During the Three months ended June 30, 2005 and the three month period ended June 30, 2005, the Company imputed $16,195 and $8,173 of interest expense on this obligation.

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

CURRENT PLAN OF OPERATIONS
----------------------------

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

         Due to lack of financial resources and liquidity, the Company was unable to develop a marketing plan or to continue retail or wholesale sales of its product line. On August 15, 2005, the Company entered into an agreement to sell its suncare and skincare assets, including its Caribbean Pacific Natural Products, Inc. subsidiary and its "Suncoast Naturals" trade name and formulations, to Suncoast Nutriceuticals, Inc. of Sunny Isles, FL.


SUBSEQUENT EVENT:  SALE OF CARIBBEAN PACIFIC ASSETS

         In September, 2005, the Company completed its sale of its We have discontinued several unprofitable sales and marketing programs and distribution agreements which were inherited from prior management, and we are currently negotiating new manufacturing and distribution agreements which will allow us to resume our product sales and distribution on an economically profitable basis. We believe that our products fill a unique niche in the marketplace because of our exclusive use of eco-safe natural ingredients derived from organic and renewable resources.

PLANNED ACQUISITION OF RADA TECHNOLOGIES, INC.

         On August 10, 2005, the Company announced that it entered into a definitive Share Exchange Agreement with RADA Technologies, Inc. of Doylestown, PA. ("RADA") whereby the Company will acquire 100% of the capital stock of RADA through the issuance of 18,870,000 Shares of our Common Stock and 10,000 Shares of our Class B Preferred Stock, which will have preferential voting rights, to RADA shareholders. RADA has previously acquired the assets of RADA Systems, Inc. [www.RADA-Systems.com], including its physical assets, intellectual property, contracts, and accounts receivable. The Company anticipates that the transaction will be completed by October 31, 2005.

         Concurrent with the execution of this Share Exchange Agreement, the Company's Directors and shareholders (acting upon written consent in lieu of a Special Meeting of Shareholders) have approved the change of name of the corporation to "Intelligent Security Networks, Inc." and an increase in the authorized capital of the corporation to 100,000,000 shares of Common Stock, with both actions to take effect upon filing with the State of Delaware.

         As a result of unanticipated legal issues related to certain technology licenses to be acquired by the Registrant as an integral part of the RADA acquisition, the parties to the Share Exchange Agreement have mutually agreed on March 20, 2006 to terminate said Agreement and the obligations thereunder without liability or costs to either party.

SUBSEQUENT EVENT:  PENDING ACQUISITION OF GAMBINO APPAREL GROUP, INC.

         On March 28, 2006, the Registrant entered into a material definitive Share Exchange Agreement with Gambino Apparel Group, Inc., A Florida corporation
(GAGI) whereby the Registrant will acquire 100% of the capital stock of GAGI through the issuance of 35,000,000 Shares of its Common Stock. The Company anticipates that the transaction will be completed within thirty days.

         Until the completion of the transaction there will be no change in voting control of the Registrant or a change in the Board of Directors of the Registrant. However, upon completion of this transaction, the shareholders of GAGI will be able to exercise majority voting control of the Registrant and will elect a new Board of Directors of the Registrant. In addition, pursuant to the terms of the Share Exchange Agreement, the controlling shareholders of GAGI and the Registrant will enter into a Stock Pledge Agreement whereby the shareholders of GAGI will maintain a security interest in the shares being exchanged with the Registrant for a period of one year.

LIQUIDITY AND CAPITAL RESOURCES

         As shown in the above financial statements, the Company incurred a net loss of $77,660 during the quarter ended June 30, 2005 Additionally, the company had a stockholders' deficit of $2,290,665 at June 30, 2005 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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


ITEM 2.  CHANGES IN SECURITIES.

         During the quarter ended June 30, 2005, the Company issued a total of 1,375,000 Shares of Common Stock pursuant to its employment agreements and as partial compensation for legal and marketing services.

         During the quarter ended June 30, 2005, the Company issued a total of 625,000 Shares of Common Stock pursuant to the exercise of warrants, generating $62,500 proceeds to the Company.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

ITEM 5.  OTHER INFORMATION.

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 31.1 31.2 32.1 32.2 - Officer Certifications

         Reports on Form 8-K:

                 (a) Current report on Form 8-K filed on May 5,2005

                 (b) Current report on Form 8-K filed on June 27, 2005

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GAMBINO APPAREL GROUP, INC.

Dated: 04/24/2006
                                         By: /s/ WILLIAM J. REILLY
                                         ----------------------------
                                         William J. Reilly, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                  DATE

By: /s/ WILLIAM J. REILLY              President            04/24/2006
    -----------------------
     William J. Reilly

By: /s/ THOMAS HAGAN                   Chief Financial
    -----------------------            Officer, Director    04/24/2006
     Thomas Hagan

--------------------------------------------------------------------------------