Form 10QSB
period 2005-09-30
GAMBINO APPAREL GROUP, INC.
filed 2006-05-23
CIK 1240093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED September 30, 2005

                         COMMISSION FILE NO. 333-107826

                          GAMBINO APPAREL GROUP, INC.
                 (formerly INTELLIGENT SECURITY NETWORKS, INC.)
                 ----------------------------------------------
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

         The number of shares outstanding of each of the registrant's classes of common stock as of May 4, 2006 is 12,648,479 shares of $.001 par value common stock. The Aggregate market value of Shares of Common Stock held by non-affiliates, based upon a bid price of $.10 on May 4, 2006 is $867,210.

                           GAMBINO APPAREL GROUP, INC.


                                      INDEX

                                                                            PAGE
PART I  FINANCIAL INFORMATION - Unaudited

Consolidated Balance Sheet-Sept 30, 2005.......................................1

Consolidated Statements of Operations-Three Months
  Ended Sept 30, 2004 and 2005.................................................2

Consolidated Statement of Stockholder's Equity (Deficit) -
  Three Months Ended Sept 30, 2005.............................................3

Notes to the Consolidated Financial Statements.................................4

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

Item 4. Submission of Matters to a Vote of Security Holders...................26

Item 5. Other Information.....................................................26

Item 6. Exhibits on Reports on Form 8-K.......................................26

Signature Page................................................................27

                   GAMBINO APPAREL GROUP, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  SEPT 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               1,000
  Inventory                                                                   0
                                                                     ----------
      TOTAL CURRENT ASSETS                                                1,000

PROPERTY, PLANT AND EQUIPMENT, net                                        8,436

LONG-TERM NOTE RECEIVABLE                                               250,000
                                                                     ----------

      TOTAL ASSETS                                                      259,436
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       34,255
  Notes Payable                                                         337,317
  Other current liabilities                                               5,000
                                                                     ----------
      TOTAL CURRENT LIABILITIES                                         376,572

                                                                     ----------
MINORITY INTERESTS

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
  1,000,000:Issued 100,000 shares, at par value                           1,000
  Present value of redemption amount in excess                               --
    of par value                                                      1,088,342
                                                                     ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    100,000,000; 9,777,000 shares
    issued and outstanding at Sept 30, 2005                               8,352
  Additional paid-in-capital                                          2,521,183
  Retained deficit                                                   (4,682,540)
                                                                     ----------
      TOTAL STOCKHOLDERS' (DEFICIT)                                  (2,183,005)
                                                                     ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  (2,559,577)
                                                                     ==========


See notes to the consolidated financial statements.

                   GAMBINO APPAREL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           Sept 30,
                                                          (Unaudited)
                                                    2004               2005
                                                 -----------        -----------
NET SALES                                        $    53,259         $       --

COST OF SALES                                         34,667                 --
                                                 -----------        -----------

GROSS PROFIT                                          18,592                 --
                                                 -----------        -----------

DIRECT OPERATING EXPENSES:
  Sales and marketing                                 23,543                  0
  Administration                                     115,714             15,000
                                                 -----------        -----------

TOTAL OPERATING EXPENSES                             139,257             15,000
                                                 -----------        -----------

(LOSS) FROM OPERATIONS BEFORE
  OTHER INCOME AND EXPENSE                          (120,665)           (15,000)
                                                 -----------        -----------

OTHER INCOME AND EXPENSES
  Start Up and
  Re-alignment Costs                                 (17,000)                --
  Interest Costs (net)                               (10,466)           (19,240)
                                                 -----------        -----------

OPERATING LOSS BEFORE TAXES                         (148,130)           (34,240)

PROVISION FOR INCOME TAX                                  --                 --
                                                 -----------        -----------

NET (LOSS)                                       $  (148,130)           (34,240)
                                                 ===========        ===========


Net Loss per share:                              $      (.04)       $      (.01)
                                                 ===========        ===========

Common shares outstanding                          4,075,000          9,777,000
                                                 ===========        ===========


See notes to the consolidated financial statements.


                              GAMBINO APPAREL GROUP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                      Common Stock          Additional
                                                 $.001        Paid-In      Retained
                                  Shares       Par Value      Capital       Deficit         Total
                                -----------   -----------   -----------   -----------    -----------
Balance January 1, 2005           5,752,000   $     5,752   $ 2,444,419   $(4,598,593)   $(2,148,422)

Issuance of shares for
  services                          375,000   $       375   $    53,625          --      $    54,000

Issuance of warrants for
  services                             --            --     $     8,514          --      $     8,514

Issuance of common stock
  pursuant to exercise of
  warrants                          225,000   $       225   $    14,625          --      $    14,850

Net loss for the three months
  ended Sept 30, 2005
  (Unaudited)                          --            --            --     $   (34,240)      (34,240)
                                -----------   -----------   -----------   -----------    -----------

Balance Sept 30, 2005
  (Unaudited)                     6,352,000   $     6,352   $ 2,521,183   $(5,820,100)   $(3,326,905)
                                ===========   ===========   ===========   ===========    ===========


See notes to the consolidated financial statements.

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)

NOTE 1 - GOING CONCERN

         As shown in the Company's Annual financial statements, the Company incurred a net loss of $1,013,587 during the year ended December 31, 2003 and $1,493,987 during the year ended December 31, 2004. Additionally, the company had a stockholders' deficit of $3,326,905 at Sept 30, 2005 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)

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

         Effective September 28, 2005, the Company sold its entire equity interest in Caribbean Pacific Natural Products, Inc. and CP Suncoast Manufacturing, Inc. to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000. The assets and liabilities attributable to the two subsidiaries were assumed by SNI as a result of this transaction.

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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)

         Pursuant to SFAS No. 141, which applies to business combinations after Sept 30, 2001, which requires the use of the purchase method of accounting for all business combinations, carrying forward the guidance from APB 16 with respect to; (a) the principles of historical cost accounting, (b) determining the cost of the acquired entity and (c) allocation of cost to assets and liabilities assumed; "CARIBBEAN PACIFIC NATURAL PRODUCTS" is considered the acquiring entity. As such the historical balances of "CARIBBEAN PACIFIC NATURAL PRODUCTS" assets and liabilities representing the carrying value and corresponding allocation of the purchase price, and therefore, the transaction is equivalent to a reverse acquisition, which in this case, no partial step up in asset values discussed in EITF 90-3 apply, and thereby no goodwill or intangible assets have been recorded. The equity issued by the Company was valued at the (a) present value of the redeemable preferred shares issued to "Quigley" and (b) common stock and additional paid in capital was recorded at the value of the remaining liability to "Quigley" canceled by the exchange agreement.

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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)

INVENTORIES

         Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") method of determining cost for all inventories. Inventories are comprised of raw materials and finished goods.

INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Three month period ended Sept 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)

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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)

ADVERTISING

         Advertising costs are expensed within the period in which they are utilized. Advertising expense is comprised of media advertising, presented as part of sales and marketing expense; co-operative advertising, which will be accounted for as a deduction from sales; and free product, which is accounted for as part of cost of sales. No advertising costs incurred for the quarter ended Sept 30, 2005.

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

START-UP AND RE-ALIGNMENT COSTS

         Pursuant to Statement of Position 98-5, the Company expenses start-up costs associated with its ;parent company's activation activities and costs and expensed incurred in connection with the acquisition of CARIBBEAN PACIFIC NATURAL PRODUCTS, which pursuant to FASB 142 and APB 16, were expensed as transaction costs. The Statement of Position broadly defines start-up activities as activities related to organizing a new business, as well as one-time activities associated with, opening a new facility, introducing new products or services, conducting business with a new class of customers or in a new territory, and starting a new process in an existing facility or starting a new operation. Re-alignment costs are costs associated with changing the contractual distribution agreements to an existing customer base. Start up and re-alignment costs for the Three months ended Sept 30, 2003 and 2004 were $26,000 and $31,500 and for the three months ended Sept 30, 2003 and 2004 (unaudited) were $0 and $14,500 respectively.

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

         Effective September 28, 2005, the Company sold its entire equity interest in Caribbean Pacific Natural Products, Inc. and CP Suncoast Manufacturing, Inc. to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000. The assets and liabilities attributable to the two subsidiaries were assumed by SNI as a result of this transaction.

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)


NOTE 3 -INVENTORY

         Inventory consists mainly of the Company's skin care and health products and corresponding branded packaging materials. Inventory is comprised of the following:

                                                   December 31,      Sept 30,
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
                                                    =========        =========

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:

                                                   December 31,      Sept 30,
                                                      2004             2005
                                                                    (Unaudited)
                                                    ---------        ---------
Machinery and equipment                             $   8,000        $   1,000
Computer software and website                          49,649
                                                    ---------        ---------
                                                       57,649            1,000

Less: Accumulated depreciation                        (18,254)         (19,214)
                                                    ---------        ---------

Property, Plant and Equipment, net                  $  39,395        $   1,000
                                                    =========        =========

         Depreciation expense for the Three months ended Sept 30, 2005 and 2004 was $8,190 and $28,821.

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)

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

                                              Three Months Ended
                                                   Sept 30,
                                                2004       2005
                                              -------     ------
         Net Sales
         United States                        $    0     $    0
         Mexico                                    0          0
                                              -------     ------

         Total                                $    0     $    0
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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)


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

         During the Three months ended Sept 30, 2005, the Company imputed $8,190 of interest expense on this obligation.

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

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)


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

         In Sept, 2004,the Company issued 25,000 shares for legal services.

         In Sept, 2004, the Company issued $75,000 principal value of Convertible Notes, convertible into 75,000 shares of Common Stock at the price of $1.00 per share on or prior to the initial maturity date of September 24, 2004. This convertible note bears interest at 6% per annum from Sept 24, 2004.

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

         During the quarter ended September 30, 2005, the Company issued a total of 1,425,000 Shares of Common Stock in exchange for the cancellation of certain debt of the Company and for services rendered in lieu of cash compensation.

Options and Warrants

         In addition to our outstanding common stock, there are, as of Sept 30, 2005, issued and outstanding common stock purchase warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

                             Number       Weighted Average
Description                Outstanding    Exercise Price      Expiration

Class "C" Warrants           650,000          $ 0.66           12/31/09

     Total                   650,000          $ 0.66

                           GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         During the three months ended Sept 30, 2005 the Company had no equipment, operating or real estate leases in effect.

                             GAMBINO APPAREL GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  SEPT 30, 2005
                                   (UNAUDITED)

Employment Agreements

         In July 2004, the Company entered into Executive Employment agreements with its Chairman, William J. Reilly, and its President, Sean P. McCarthy and its Chief Financial Officer, Peter A. Schnipper. The contracts are for a term of one-year and provide for an annual salary of $85,000 plus sales incentives. Due to the resignations of Mr. McCarthy and Mr. Schniepper effective December 1, 2004, as of Sept 30, 2005 only the employment agreement with Mr. Reilly remains.

Litigation

         From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

NOTE 9 - RELATED PARTY TRANSACTIONS

          Effective for December, 2002, the Company issued 750,000 Shares of Common Stock to The Quigley Corporation as partial consideration for its purchase of a 60% controlling interest in Caribbean Pacific Natural Products, Inc., valued at $582,989 and additionally the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc., valued at $937,596. During Three months ended Sept 30, 2005, 2005 the Company imputed $8,190, of interest expense on this obligation.

ITEM6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

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

RESULTS OF OPERATIONS

         The Company was established in November, 2002. On December 31, 2002, the Company acquired a 60% controlling interest in Caribbean Pacific Natural Products, Inc., and in March, 2005 acquired a 100% interest in the subsidiary, which during this Quarter was its only operating subsidiary. The results of operations for the three months ended Sept 30, 2004 and 2005, include the business operations of this subsidiary.

         Effective September 28, 2005, the Company sold its entire equity interest in Caribbean Pacific Natural Products, Inc. and CP Suncoast Manufacturing, Inc. to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000. The assets and liabilities attributable to the two subsidiaries were assumed by SNI as a result of this transaction.

Three Months Ended Sept 30, 2004 vs. Sept 30, 2005

         The Company reported no revenue for the three months ended Sept 30, 2005 or for the comparable period in 2004. There were no sales or marketing expenses during this Quarter.

    Administrative expenses were $15,000 for the three months ended Sept 30, 2005 as compared to $474,666 for the same period in 2004, a decrease of $179,140. This decrease in administrative expenses is due to the lack of business operations during this quarter.

         The Company reported a net loss of $34,240 for the three month period ended Sept 30, 2005 as compared to a net loss of $483,060 during the three months ended Sept 30, 2004.

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

         Pursuant to SFAS No. 141, which applies to business combinations after Sept 30, 2001, which requires the use of the purchase method of accounting for all business combinations, carrying forward the guidance from APB 16 with respect to; (a) the principles of historical cost accounting, (b) determining he cost of the acquired entity and (c) allocation of cost to assets and liabilities assumed; "CARIBBEAN PACIFIC NATURAL PRODUCTS" is considered the acquiring entity. As such the historical balances of "CARIBBEAN PACIFIC NATURAL PRODUCTS" assets and liabilities representing the carrying value and the corresponding allocation of the purchase price, and therefore, the transaction is equivalent to a reverse acquisition, which in this case, no partial step up in asset values discussed in EITF 90-3 apply, and thereby no goodwill or intangible assets have been recorded. The equity issued by the Company was valued at the (a) present value of the redeemable preferred shares issued to "Quigley" and (b) common stock and additional paid in capital was recorded at the value of the remaining liability to "Quigley" canceled by the exchange agreement.

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

         In Sept 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement covers restructuring type activities beginning with plans initiated after December 31,2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with the provisions of SFAS No. 146. Management does not believe there will be a significant impact on our consolidated financial position or results of operations.

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

         "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after Sept 15, 2003. The adoption of FIN 46 did not have a significant impact on our consolidated financial position or results of operations.

         In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after Sept 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

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

         Due to lack of financial resources and liquidity, the Company was unable to develop a marketing plan or to continue retail or wholesale sales of its product line. On August 15, 2005, the Company entered into an agreement to sell its suncare and skincare assets, including its Caribbean Pacific Natural Products, Inc. subsidiary and its "Suncoast Naturals" trade name and formulations, to Suncoast Nutriceuticals, Inc. of Sunny Isles Beach, FL.


SALE OF CARIBBEAN PACIFIC ASSETS

        Effective September 28, 2005, the Company sold its entire equity interest in its operating subsidiaries, Caribbbean Pacific Natural Products, Inc. and CP Suncoast Manufacturing, Inc. to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000 and assumption by SNI of the liabilities of the subsidiaries. The assets and liabilities attributable to the two subsidiaries were assumed by SNI as a result of this asset purchase transaction.


ACQUISITION OF RADA TECHNOLOGIES, INC. CANCELLED

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

SUBSEQUENT EVENT:  ACQUISITION OF GAMBINO APPAREL GROUP, INC.

         On March 28, 2006, the Registrant entered into a material definitive Share Exchange Agreement with Gambino Apparel Group, Inc., A Florida corporation
(GAGI) whereby the Registrant will acquire 100% of the capital stock of GAGI through the issuance of 35,000,000 Shares of its Common Stock. The transaction was completed on April 24, 2006.

         Upon completion of this transaction, the shareholders of GAGI exercised majority voting control of the Registrant and elected a new Board of Directors of the Registrant. In addition, pursuant to the terms of the Share Exchange Agreement, the controlling shareholders of GAGI and the Registrant will enter into a Stock Pledge Agreement whereby the shareholders of GAGI will maintain a security interest in the shares being exchanged with the Registrant for a period of one year.

LIQUIDITY AND CAPITAL RESOURCES

         As shown in the above financial statements, the Company incurred a net loss of $77,660 during the quarter ended Sept 30, 2005 Additionally, the company had a stockholders' deficit of $2,290,665 at Sept 30, 2005 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended Sept 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

ITEM5.   OTHER INFORMATION.

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 31.1 31.2 32.1 32.2 - Officer Certifications

         Reports on Form 8-K:

                 (a) Current report on Form 8-K filed on Aug. 10,2005
                 (b) Current report on Form 8-K filed on Aug. 15,2005
                 (c) Current report on Form 8-K filed on Sept 27, 2005

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GAMBINO APPAREL GROUP, INC.

Dated: 05/04/2006
                                         By: /s/ WILLIAM J. REILLY
                                         ----------------------------
                                         William J. Reilly, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                  DATE

By: /s/ WILLIAM J. REILLY              President            05/04/2006
    -----------------------
     William J. Reilly

By: /s/ THOMAS HAGAN                   Chief Financial
    -----------------------            Officer, Director    05/04/2006
     Thomas Hagan

--------------------------------------------------------------------------------