Form 10KSB
period 2005-12-31
Patient Portal Technologies, Inc.
filed 2006-12-20
CIK 1240093

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

   For the fiscal year ended December 31, 2005. Commission File No. 333-107826

                        PATIENT PORTAL TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)



           Delaware                                        02-0656132
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                          7108 Fairway Drive, Ste. 215,
                          Palm Beach Gardens, FL 33418
                    ----------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (561) 630-7688

                           Gambino Apparel Group, Inc.
                           ---------------------------
                           (Former Name of Registrant)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes: X  No:
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any amendment to this Form 10-KSB. X
                              ---

Indicate by check mark whether the Registrant is a shell company [as defined in Rule 12b-2 of the Exchange Act].
Yes:      No:  X
     ---      ---

State issuer's revenues for its most recent fiscal year:  $0

The number of shares of Common Stock outstanding as of December 8, 2006 was 20,336,601. As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $950,490 based on the average high and low bid prices for such common stock as reported on the OTC Pink Sheets.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No annual reports to security holders, proxy or information statements, or prospectus filed pursuant to Rule 424(b)or (c) are incorporated by reference in this report.

     Transitional Small Business Disclosure Format (Check One): Yes    No  X
                                                                   ---    ---


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

                        Patient Portal Technologies, Inc.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2005




                                TABLE OF CONTENTS


PART I

Item 1 - BUSINESS..............................................................3

Item 2 - PROPERTIES............................................................5

Item 3 - LEGAL PROCEEDINGS.....................................................5

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................5

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
           MATTERS.............................................................6

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS AND PLAN OF OPERATIONS..................................7

Item 7 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.......................F1-F24

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................10

PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................10

Item 10- EXECUTIVE COMPENSATION...............................................10

Item 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......11

Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................11

PART IV

Item 13 -EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K..........................11

Signatures....................................................................12

                                     PART I

ITEM 1 - BUSINESS
-----------------

CORPORATE INFORMATION:

Patient Portal Technologies, Inc. (hereinafter referred to as "the Company") is a Delaware corporation which was organized on November 22, 2002 as Suncoast Naturals, Inc. and commenced business operations in January, 2003. Pursuant to a Registration Statement filed in accordance with the Securities Act of 1933, as amended, and declared effective by the Securities and Exchange Commission on July 3, 2004, the Company in October, 2004 distributed 499,282 Shares of its Common Stock to shareholders of record of The Quigley Corporation.

     The Company's offices are located at 7108 Fairway Drive, Suite 215, Palm Beach Gardens, FL 33418. The telephone number is (561) 630-7688. The Company's website is www.patientportal.com.

GENERAL INTRODUCTION:

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

     Due to lack of financial resources and liquidity, the Company was unable to develop a successful marketing plan or to continue retail or wholesale sales of its product line. Effective September 28, 2005, the Company sold its entire equity interest in Caribbean Pacific Natural Products, Inc. and CP Suncoast Manufacturing, Inc. to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000. The assets and liabilities attributable to the two subsidiaries were assumed by SNI as a result of this transaction.

Proposed Acquisition of RADA Technologies, Inc. Cancelled

     On August 10, 2005, the Registrant announced that it entered into a definitive Share Exchange Agreement with RADA Technologies, Inc. of Doylestown, PA ("RADA") whereby the Registrant would acquire 100% of the capital stock of RADA through the issuance of 18,870,000 Shares of our Common Stock and 10,000 Shares of our Class B Preferred Stock, which would have preferential voting rights, to RADA shareholders. RADA had previously acquired the assets of RADA Systems, Inc., including its physical assets, intellectual property, contracts, and accounts receivable.

         As a result of unanticipated legal issues related to certain technology licenses to be acquired by the Registrant as an integral part of the RADA acquisition, the parties to the Share Exchange Agreement mutually agreed on March 20, 2006 to terminate said Agreement and the obligations thereunder without liability or costs to either party.

SUBSEQUENT EVENTS
-----------------

Proposed Acquisition of Gambino Apparel Group, Inc. Cancelled

     On March 28, 2006, the Registrant entered into a material definitive Share Exchange Agreement with Gambino Apparel Group, Inc., a Florida Corporation
(GAGI) whereby the Registrant will acquire 100% of the capital stock of GAGI through the isuance of 35,000,000 Shares of its Common Stock. Although the transaction was completed in escrow on April 24, 2006, by mutual agreement of all parties, on August 15, 2006, this transaction was rescinded. As a result of this rescission each party has been restored to the same position as existed as if the Exchange Agreement had never been enacted.


Pending Acquisition of Patient Portal Connect, Inc.

     On September 28, 2006, the Registrant entered into a material definitive agreement for its previously-announced acquisition of 100% of the capital stock of Patient Portal Connect, Inc. of Palm Beach Gardens, Fl. The acquisition will be made by issuance of 14,000,000 shares of Common Stock of the Company to the shareholders of Patient Portal Connect, Inc. through a tax-free share exchange.

     The closing of the transaction will take place no later than December 31, 2005, which is expected to be completed on or before December 1, 2006. As a condition of the acquisition, the Selling Shareholders of Patient Portal Connect, Inc. will retain, through a share pledge agreement, a security interest in the shares being exchanged for a period of one year.

Conversion of Series "A" Convertible Redeemable Preferred Stock to Common Stock

     On December 4, 2006, The Quigley Corporation, holder of 100,000 Shares of the Registrant's Series "A" Convertible Redeemable Preferred Stock, converted its Preferred Stock to 850,000 Shares of Common Stock of the Registrant. As a result of this transaction, the Registrant had no shares of Preferred Stock issued and outstanding as of December 8, 2006.


SUBSIDIARIES OF THE COMPANY
---------------------------

     The Company presently has no subsidiary operations. Effective September 28, 2005, the Company sold its entire equity interest in its wholly-owned operating subsidiary, Caribbean Pacific Natural Products, Inc., to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000. As partial consideration for this transaction, the assets and liabilities attributable to the two subsidiaries were assumed by SNI at the closing of this transaction.

EMPLOYEES
---------

     As of December 8, 2006, the Company currently has two full time employees who also serve as its two Officers and Directors.

ITEM 2 - PROPERTIES
-------------------

     Pending its acquisition of Patient Portal Connect, Inc., the Company currently maintains its executive offices on a rent-free basis at the offices of Patient Portal Connect, Inc. at 7108 Fairway Drive, Palm Beach Gardens, FL 33418.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of securities holders during the three months ended December 31, 2005 (the fourth quarter of the fiscal period covered by this report).

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-------------------------------------------------------------------------------

(a) The Company's Common Stock was listed on the OTC Bulletin Board Market (Current Symbol: "PPRG") from July 27, 2005 to the present The prices shown for the third and fourth quarter of 2005 are as reported by the Bulletin Board.

                               HIGH     LOW       HIGH     LOW
                               BID      PRICES    ASK      PRICES
                               -----    ------    -----    ------
    Fiscal Year 2005:

    July 27 - September 30     $2.00    $.30      $3.00    $.47
    October 1 December 31      $ .40    $.155     $ .47    $.165


Sales prices do not include commissions or other adjustments to the selling price.

(b) HOLDERS - As of December 5, 2006, there were 387 shareholders of record of the Company's Common Stock.

Based upon information from nominee holders, the Company believes that the number of beneficial holders of its Common Stock exceeds 4,000.

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

(d) WARRANTS AND OPTIONS- As of December 8, 2006, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per- share indicated, and which expire on the date indicated, as follows:


Description                   Number          Exercise Price     Expiration

Class "C" Warrants            650,000            $  66           12/31/09

2002 INVENTIVE STOCK OPTION PLAN

On November 22, 2002, the Shareholders of the Company ratified the Company's "2002 Incentive Stock Option Plan" and reserved 1,000,000 shares for issuance pursuant to said Plan. As of December 8, 2006, no options have been awarded pursuant to this Plan.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
AND PLAN OF OPERATIONS
----------------------

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

     Due to lack of financial resources and liquidity, the Company was unable to develop a successful marketing plan or to continue retail or wholesale sales of its product line. Effective September 28, 2005, the Company sold its entire equity interest in Caribbean Pacific Natural Products, Inc. and CP Suncoast Manufacturing, Inc. to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000. The assets and liabilities attributable to the two subsidiaries were assumed by SNI as a result of this transaction.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was established in November, 2002. On December 31, 2002, the Company acquired a controlling interest in Caribbean Pacific Natural Products, Inc., which during the periods presented was the only operating subsidiary. The results of operations for the twelve months ended December 31, 2004 and 2005 include the business operations of this subsidiary, which was divested by the Company on September 30, 2005.

Year Ended December 31, 2005 vs. December 31, 2004
--------------------------------------------------

The Company reported $88,583 of revenue for the Year Ended December 31, 2004 and $0 for the comparable period in 2003, a 100% decrease in sales of $88,583. This decrease is attributable to the discontinuance of direct business operations and the subsequent sale of the Company's sole operating subsidiary.

Cost of sales for the Year Ended December 31, 2004 were $53,571 as compared to cost of sales of $0 during the same period in 2005.

Selling and marketing expenses were $117,805 for the Year Ended December 31, 2004 as compared to $0 in 2005. Administrative expenses were $1,054,748 for the Year Ended December 31, 2004 as compared to $90,000 during the same period in 2005, a decrease of $964,748. This decrease in administrative expenses can be attributed to the reduced overhead required by the discontinuance of direct business operations.

Interest costs were $56,243 for the Year Ended December 31, 2004 compared to $25,653 in 2005. Start up costs of $300,204 were incurred during the Year Ended December 31, 2004 as compared to $0 in the same period in 2005. These costs were in connection with the transaction to acquire Caribbean Pacific Natural Products, Inc., the Company's 100%-owned subsidiary.

The Company reported a net loss of $93,987 for the Year Ended December 31, 2004 as compared to a net loss of $130,653 during the same period in 2005. This represents a loss per share of $(.34) during the Year Ended December 31, 2004 as compared to a loss per share of $(.01) for the same period in 2005.

Year Ended December 31, 2004 vs. December 31, 2003
--------------------------------------------------

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

Liquidity and Capital Resources

     The accountants' report for the Company's financial statements included herein is qualified with respect to the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $130,653 and $1,493,987 during the years ended December 31, 2005 and 2004, respectively. Additionally, the Company had a stockholders' deficit of $2,071,233 at December 31, 2005 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. As of December 31, 2005 the Company had a working capital deficit of $460,572.

     On September 28, 2006, the Registrant entered into a material definitive agreement to acquire 100% of the capital stock of Patient Portal Connect, Inc. of Palm Beach Gardens, Fl. The acquisition will be made by issuance of 14,000,000 shares of Common Stock of the Company to the shareholders of Patient Portal Connect, Inc. through a tax-free share exchange. The closing of the transaction will take place on or before December 31, 2006.

     During the next twelve months, the Company plans to raise additional capital through public or private financing, through the issuance of its common stock or the issuance of debt instruments, including debt convertible to equity. In addition, the Company will seek to obtain other types of commercial financing, including inventory and receivable financing and equipment leases. The Registrant cannot be certain that such additional capital or financing will be available, or if available it cannot be certain such capital or financing will be on attractive terms. Should the Registrant obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the Registrant can obtain more capital, it cannot be assured to ultimately attain profitability.

INFLATION

     The rate of inflation has had little impact on the Registrant's results of operations and is not expected to have a significant impact on continuing operations.

ITEM 7 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
---------------------------------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----
Report of Walden Certified Public Accountant, P.A...........................F-1

Balance Sheet as of December 31, 2005.......................................F-3

Statements of Operations for the two years
  ended December 31, 2004 and 2005 .........................................F-4

Statements of  Stockholders' Equity for the two years
  ended December 31, 2004 and 2005 .........................................F-5

Statements of Cash Flows for the two years ended
  December 31, 2004 and 2005 ...............................................F-6

Notes to Financial Statements........................................F-7 to F-24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Of Patient Portal Technologies, Inc. (formerly Gambino Apparel Group, Inc.) And Subsidiary

         We have audited the accompanying balance sheet of Patient Portal Technologies, Inc. (formerly Gambino Apparel Group, Inc.) and Subsidiary as of December 31, 2005, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of he Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Patient Portal Technologies, Inc. (formerly Gambino Apparel Group, Inc.) and Subsidiary as of December 31, 2004, were audited by us as auditors, whose report dated May 13, 2004, expressed an unqualified opinion on those statements and included an explanatory paragraph describing a going concern.

         We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patient Portal Technologies, Inc. (formerly Gambino Apparel Group, Inc.) and Subsidiary as of December 31, 2005, and the results of operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Walden Certified Public Accountant, P.A.
Sunny Isles, Fl
November 25,  2006

                      PATIENT PORTAL TECHNOLOGIES, INC. FKA
                   GAMBINO APPAREL GROUP, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005
                                    (Audited)





                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               1,000
  Inventory                                                                   0
                                                                     ----------
      TOTAL CURRENT ASSETS                                                1,000

PROPERTY, PLANT AND EQUIPMENT, net                                        8,436

LONG-TERM NOTE RECEIVABLE                                               250,000
                                                                     ----------

      TOTAL ASSETS                                                      259,436
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       34,255
  Notes Payable                                                         337,317
  Other current liabilities                                              90,000
                                                                     ----------
      TOTAL CURRENT LIABILITIES                                         461,572
                                                                     ----------

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
  1,000,000:Issued 100,000 shares, at par value                           1,000
  Present value of redemption amount in excess                               --
    of par value                                                      1,088,342
                                                                     ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    100,000,000; 9,979,479 shares
    issued and outstanding at Dec 31, 2005                                9,979
  Additional paid-in-capital                                          2,624,467
  Retained deficit                                                   (2,432,310)
                                                                     ----------
      TOTAL STOCKHOLDERS' EQUITY                                        202,136
                                                                     ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        259,436
                                                                     ==========


              See notes to the consolidated financial statements.

                      PATIENT PORTAL TECHNOLOGIES, INC. FKA
                   GAMBINO APPAREL GROUP, INC., AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                DECEMBER 31, 2005
                                    (Audited)




                                                        Twelve Months Ended
                                                              Dec 31,
                                                             (Audited)
                                                        2004           2005
                                                     -----------    -----------
NET SALES                                            $    88,583    $        --

COST OF SALES                                             53,571             --
                                                     -----------    -----------

GROSS PROFIT                                              35,012             --
                                                     -----------    -----------

DIRECT OPERATING EXPENSES:
  Sales and marketing                                    124,105              0
  Administration                                       1,048,448         90,000
                                                     -----------    -----------

TOTAL OPERATING EXPENSES                               1,172,553         15,000
                                                     -----------    -----------

(LOSS) FROM OPERATIONS BEFORE
  OTHER INCOME AND EXPENSE                            (1,137,541)      (105,000)
                                                     -----------    -----------

OTHER INCOME AND EXPENSES
  Start Up and
  Re-alignment Costs                                     300,204             --
  Interest Costs (net)                                    56,242         25,653
                                                     -----------    -----------

OPERATING LOSS BEFORE TAXES                           (1,493,987)      (130,653)

PROVISION FOR INCOME TAX                                      --             --
                                                     -----------    -----------

NET (LOSS)                                           $(1,493,987)      (130,653)
                                                     ===========    ===========


Net Loss per share:                                  $      (.34)   $      (.01)
                                                     ===========    ===========

Common shares outstanding                              5,752,000      9,979,479
                                                     ===========    ===========


              See notes to the consolidated financial statements.

                            PATIENT PORTAL TECHNOLOGIES, INC. FKA
                         GAMBINO APPAREL GROUP, INC., AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      DECEMBER 31, 2005
                                          (Audited)



                             Common Stock          Additional
                                        $.001        Paid-In      Retained
                         Shares       Par Value      Capital       Deficit         Total
                       -----------   -----------   -----------   -----------    -----------
Balance
January 1, 2005          5,752,000   $     5,752   $ 2,444,419   $(4,598,593)   $(2,148,422)

Issuance of shares
For services             4,002,479   $     4,002   $   156,909            --    $   160,911

Issuance of warrants
For services                    --            --   $     8,514            --    $     8,514

Issuance of common
Stock pursuant to
exercise of
warrants                   225,000   $       225   $    14,625            --    $    14,850

Adjustment to
Retained Deficit                                                 $ 2,296,936    $ 2,296,936

Net loss for the
Year ended
Dec 31, 2005
 (Audited)                      --            --            --   $  (130,653)      (130,653)
                       -----------   -----------   -----------   -----------    -----------

Balance
Dec 31, 2005
 (Audited)               9,979,479   $     9,979   $ 2,624,467   $(2,432,310)   $   202,136
                       ===========   ===========   ===========   ===========    ===========



                    See notes to the consolidated financial statements.









                                            F-4

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)



NOTE 1 -- GOING CONCERN

         As shown in the Company's Annual financial statements, the Company incurred a net loss of $1,493,987 during the year ended December 31, 2004, and ($130,653) during the year ended December 31, 2005. Additionally, the Company had a stockholders' equity of $202,136 during the year ended December 31, 2005, and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt conve3rtible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2006 and to continue its product development efforts and adjust its operating structure to reduce losses and ultimately attain profitability. Management's plans in this regard include, but are not limited to, the following:

1. Raise additional working capital by either borrower or through the issuance of equity, or both;

2. Negotiate terms with existing trade creditors and strategic vendors; negotiate an alliance with strategic co-ventures for stronger distribution channels in the health care markets and commence limited manufacturing of its own products to reduce product costs.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)


NOTE 2 --  ORGANIZATION  AND  NATURE  OF  BUSINESS  AND  SIGNIFICANT  ACCOUNTING
POLICIES

         PATIENT PORTAL TECHNOLOGIES, INC. (the "Company") organized under the laws of the State of Delaware, in November, 2002. The Company was formerly a sun-care and skin-care company specializing in the development, manufacture and sale of all-natural sun-, skin-, and body-care products to the resort, boutique, spa and natural health markets.

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

         CP Suncoast Manufacturing, Inc., a wholly-owned subsidiary, was organized in May, 2003, and is intended to manufacture the Company's products as well as provide contract manufacturing for non-competing products formulated or distributed by other non-affiliated companies.

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

RECAPITALIZATION OF CARIBBEAN PACIFIC NATURAL PRODUCTS, INC..

         Material sales and expenses included in these consolidated financial statements result from the inclusion of financial information of the Company's 60% owned subsidiary Caribbean Natural Products, Inc. ("Caribbean Pacific

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)

Natural Product"), which is a developer and marketer of all-natural sun-car and skincare products for luxury resorts, theme parks and spas. In December 2002, the Board of Directors of the Company approved a plan to acquire Caribbean Pacific Natural Products. On January 22, 2003, the Company acquired a 60% equity interest in Caribbean Pacific Natural Products. In exchange for its 50% equity interest in Caribbean Pacific Natural Products, the Company issued to the Quigley Corporation: (I) 750,000 shares of the Company's common stock, which Suncoast has agreed, at its cost, to register for public resale through an appropriate registration statement; and (ii) 100,000 shares of Suncoast's Series A Redeemable Preferred Stock, which bears certain redemption features discussed in Note 9 - Redeemable Preferred Stock.


         Pursuant to SFAS No. 141, which applies to business combinations after September 30, 2001, which requires the use of the purchase method of accounting for all business combinations, carrying forward the guidance from APB 16 with respect to: (a) the principles of historical cost accounting; (b) determining the cost of the acquired entity; and (C) allocation of cost to assets and liabilities assumed; "Caribbean Pacific Natural Products" is considered the acquiring entity. As such the historical balances of "Caribbean Pacific Natural Products" assets and liabilities representing the carrying value and corresponding allocation of the purchase price, and therefore, the transaction is equivalent to a reverse acquisition, which in this case, no partial step up in asset values discussed in EITF 90-3 apply, and thereby no goodwill or intangible assets have been recorded. The equity issued by the Company was valued at the (a) present value of the redeemable preferred shares issued to "Quigley" and (b) common stock and additional paid in capital was recorded to the value of the remaining liability to "Quigley" cancelled by the exchange agreement.


ACCOUNTING FOR BUSINESS COMBINATION OF CARIBBEAN PACIFIC NATURAL PRODUCTS, APPLICATION OF SAB 103

         During the years ended December 31, 2000, 2001 and 2002, the results of operations, cash flows and assets and liabilities of Caribbean Pacific Natural Products were included in the consolidated financial statements of the Quigley Corporation, the effect of which were reported as discontinued operations in 2002. The financial statements of "Quigley" were audited by another auditor, and the results of this subsidiary were not reported separately. Recently the staff of Corporate Finance Division of the Securities and Exchange Commssio0n, "SEC," provided guidance in the codification of its staff accounting bulletins ("SABS")

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)

and in discussion of accounting for former subsidiaries, such as the case with Caribbean Pacific Natural Products, indicated that reasonable estimates for expenses of the use of a parent company's capital (I.e. interest) and other corporate charges connected with operating as a stand alone entity (including legal fees, audit fees and administrative expenses) should be estimated when the division or subsidiary is presented individually. Caribbean Pacific Natural Products was divested by the Company on September 28, 2005. The financial statements include such estimates and additional expenses were recorded, and a like amount was credited to additional paid in capital for the periods presented as follows:

                                                 Year Ended
                                                December 31,
                                             2004           2005
                                          ----------     ----------
                                                  (Audited)


        Interest Costs                    $   56,242     $   25,653
        Administrative costs              $1,172,553     $   90,000
                                          ----------     ----------
                                          $1,228,795     $  115,653
                                          ==========     ==========


PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to five years.


INVENTORIES

         While inventories were stated at the lower of cost or market, and the Company used the first-in, first-out ("FIFO") method of determining cost for all inventories, inventories were sold as of September 28, 2005, at the time that the subsidiary was sold.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)


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


FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short maturities of these financial instruments. The carrying amounts reported n the consolidated balance sheets for long-term debt due to related parties approximate their fair values as they represent the amount the Company expects to liquidate these obligations with cash or cash equivalents, and the amounts recorded as other liabilities - redeemable preferred stock approximate their fair value as they represent the amount in which the Company expects to satisfy these obligations by payment in cash in 2007 or by the issuance of the Company's equity without material gain or loss.


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)


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


STOCK BASED COMPENSATION

         Financial Accounting Statement No. 123, Accounting for tock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Through December 31, 2003, the Company had chosen to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options issued through December 31, 2003, was measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Effective for the fiscal years ended December 31, 2004, and for December 31, 2005, the Company has adopted the fair value method of accounting described in SFAS 123 and SFAS 148.


ADVERTISING

         Advertising costs are expensed within the period in which they are utilized. Advertising expense is comprised of media advertising, presented as part of sales and marketing expense; co-operative advertising, which will be accounted for as a deduction from sales; and free product, which is accounted for as part of cost of sales. No advertising costs were incurred for the year-ended December 31, 2005.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)


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


START-UP AND RE-ALIGNMENT COSTS

         Pursuant to Statement of Position 98-5, the Company expenses start-up costs associated with its parent company's activation activities and costs and expenses incurred in connection with the acquisition of Caribbean Pacific Natural Products, which pursuant to FASB 142 and APB 16, were expensed as transaction costs. The Statement of Position broadly defines start-up activities as activities associated with, opening a new facility, introducing new products or services, conducting business with a new class of customers or in a new territory, and starting a new process in an existing facility or starting a new operation. Re-alignment costs are costs associated with changing the contractual distribution agreements to an existing customer base. Start up and re-alignment costs for the years ended December 31, 2004 and 2005 were $300,204 and $0 respectively.


MINORITY INTERESTS

         The Company's "Caribbean Pacific Natural Products" subsidiary is 40% owned by a related party whom has made a nominal investment, of which losses since inception have reduced the investment to a value of $0. The Company has not recorded earnings in the "Caribbean Pacific Natural Products" subsidiary. Had the Company attained and recorded net income in this subsidiary, 40% would have been allocated to the minority shareholders, and cumulatively, and had this subsidiary accumulated earnings in excess of its cumulative losses, the Company would have recorded amounts allocable to "minority interest," which would be a reduction of stockholders' equity.

         Effective September 28, 2005, the Company sold its entire equity interest in Caribbean Pacific Natural Products, Inc. and CP Suncoast Manufacturing, Inc. to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)


two-year Promissory Note in the principal amount of $250,000. The assets and liabilities attributable to the two subsidiaries were assumed by SNI as a result of this transaction.


NOTE 3 - INVENTORY

         The Company had no inventory as of December 31, 2005.



                                               December 31,     December 31,
                                                   2004            2005
                                                                 (Audited)
                                               ------------     ------------

Raw materials                                  $     15,341     $          0
Finished goods                                            -                -
                                               ------------     ------------

Total                                                15,341                0

Less: Reserve for obsolescence                            -                -
                                               ------------     ------------

Inventory, Net                                 $     15,341     $          0
                                               ============     ============

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:


                                                December 31,    December 31,
                                                    2004            2005
                                                                 (Audited)
                                                ------------    ------------

Machinery and equipment                         $      8,000    $      1,000
Computer software and website                         49,649               -
                                                ------------    ------------
                                                      57,649           1,000


Less:  Accumulated depreciation                      (18,254)        (19,214)
                                                ------------    ------------

Property, Plant and Equipment, net              $     39,395    $      1,000
                                                ============    ============


         Depreciation expense for the years ended December 31, 2005 and 2004 was $0 and $28,821, respectively.


NOTE 5 - SEGMENT INFORMATION

         The Company divested its operating subsidiary as of September 30, 2005. Prior to that date, the Company had one reporting segment relating to the sales of all natural sun-care and skincare products for luxury resorts, theme parks and spas. As defined in SFAS 31, "Disclosures about Segments of an Enterprise and Related Information," allocate resources and assess the performance of the Company based on revenue and overall profitability.

         The level of sales to any single customer may vary and the loss of this customer, or a decrease in the level of sales to these customers, could have a material impact on the Company's financial condition or results of operations.

         The Company's operations were conducted in the United States and Mexico. The Company only had sales stations in Mexico and all operations including distribution, marketing and administrative services were performed in the United States. The Company did not incur any foreign currency trading

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)


adjustments as all of its sales were settled in U.S. dollars. In addition, all of its business units books were maintained in U.S. dollars.

         The Company had no net sales from this segment for the year ended December 31, 2005. All of the Company's long-lives assets are located in the United States.


NOTE 6 - REDEEMABLE PREFERRED STOCK

         On December 31, 2002, the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc.

         The holders of the Series A Stock shall be entitled to receive in preference to the holders of the Corporation's Common Stock, when, as and if declared by the Corporation's Board of Directors, annual dividends at the rate of $.10 per share and no more. Dividends on the Series A Stock shall be cumulative, and declared but unpaid dividends shall not bear interest. The holders of Series A Stock shall have no voting rights. No other Series or Class of Preferred Stock which may subsequently be designated or authorized by the Board of Directors shall be granted or otherwise be entitled to any voting rights.

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

         During the year ended December 31, 2005, the Company imputed $25,653 of interest expense on this obligation.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)



NOTE 7 - CAPITAL STOCK TRANSACTIONS

         Significant provisions of the Company's capital stock are highlighted below and are subject to the provisions of the Company's Certificate of Incorporation and the Bylaws:

Preferred Stock

         The Company presently authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value per share. Such preferred stock may be issued in one or more series on such terms and with such rights, preferences and designations as our board of directors may determine. Such preferred stock may be issued without action by stockholders. On December 31, 2002, the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock o Caribbean Pacific Natural Products Inc. (See Note 9)

Common Stock

         The Company is presently authorized to issue up to 100,000,000 shares of common stock, $.001 par value per share. The holders of common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Subject to the prior rights of ay series of preferred stock which may from time to time be outstanding, holders of common stock are entitled to receive ratably such dividends as may be declared by our board of directors out of funds legally available therefor, and, upon our liquidation, dissolution or winding up, they are entitled to hare ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preference on the preferred stock, if any. Holders of common stock have no preemptive rights and have no rights to convert their common stock into any other securities.

         During the quarter ended March 31, 2005, the Company issued a total of 745,000 Shares of Common Stock pursuant to exercises of Common Stock Purchase Warrants, at exercise price of $.066 per Share, for total consideration of $47,850.

         During the quarter ended March 31, 2005, the Company issued a total of 500,00 Shares of Common Stock pursuant to Caribbean Pacific International, Inc. pursuant to a Share Exchange Agreement whereby the Company acquired the remaining 40% of Caribbean Pacific Natural Products, Inc.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)


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

         During the quarter ended September 30, 2005, no stock was issued.

         During the quarter ended December 31, 2005, the Company issued 1,627,479 Shares of Common Stock pursuant to its employment agreements and as partial compensation for legal and marketing services.

         Effective September 28, 2005, the Company divested its operating subsidiaries. As a result of this transaction, a positive adjustment in retained earnings of $2,296,936 resulted.


Options and Warrants

         In addition to our outstanding common stock, there are, as of December 8, 2006, issued and outstanding common stock purchase warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:


                           Number           Weighted Average
Description                Outstanding      Exercise Price        Expiration

"C" Warrants               650,000          $  0.66               12/31/09

Total                      650,000          $  0.66



Reserved Shares

         The Company has also reserved for insurance up to 1,000,000 shares of common stock in connection with the 2002 Incentive Stock Option Plan. To date, no options have been granted under this plan.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         During the year ended December 31, 2005, the Company had no equipment, operating or real estate leases in effect.

Employment Agreements

         In January, 2005, the Company entered into a two-year Executive Employment Agreement with its Chairman, William J. Reilly. The contract is for a term of two years and provides for an annual salary of $85,000 plus sales incentives.

Litigation

         From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.


NOTE 9 - RELATED PARTY TRANSACTIONS

         Effective for December, 2002, the Company issued 750,000 Shares of Common Stock to The Quigley Corporation as partial consideration for its purchase of a 60% controlling interest in Caribbean Pacific Natural Products, Inc., valued at $582,989 and additionally the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc., valued at $937,596. During the year ended December 31, 2005, the Company imputed $25,653 of interest expense on this obligation.


NOTE 10 - SUBSEQUENT EVENTS

Proposed Acquisition of RADA Technologies, Inc. Cancelled

         On August 10, 2005, the Company announced that it entered into a definitive Share Exchange Agreement with RADA Technologies, Inc. of Doylestown, PA ("RADA") whereby the Company will acquire 100% of the capital stock of RADA

                        PATIENT PORTAL TECHNOLOGIES, INC.
                     (FORMERLY GAMBINO APPAREL GROUP, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                    (AUDITED)


through the issuance of 18,870,000 Shares of our Common Stock and 10,000 Shares of our Class B Preferred Stock, which will have preferential voting rights, to RADA shareholders. RADA has previously acquired the assets of RADA Systems, Inc., including its physical assets, intellectual property, contracts, and accounts receivable.

         As a result of unanticipated legal issues related to certain technology licenses to be acquired by the Registrant as an integral part of the RADA acquisition, the parties to the Share Exchange Agreement have mutually agreed on March 20, 2006 to terminate said Agreement and the obligations hereunder without liability or costs to either party.


Proposed Acquisition of Gambino Apparel Group, Inc. Cancelled

         On March 28, 2006, the Registrant entered into a material definitive Share Exchange Agreement with Gambino Apparel Group, Inc., a Florida Corporation
(GAGI) whereby the Registrant will acquire 100% of the capital stock of GAGI through the isuance of 35,000,000 Shares of its Common Stock. Although the transaction was completed in escrow on April 24, 2006, by mutual agreement of all parties, on August 15, 2006, this transaction was rescinded. As a result of this rescission each party has been restored to the same position as existed as if the Exchange Agreement had never been enacted.


Pending Acquisition of Patient Portal Connect, Inc.

         On September 28, 2006, the Registrant entered into a material definitive agreement to acquire 100% of the capital stock of Patient Portal Connect, Inc. of Palm Beach Gardens, Fl. The acquisition will be made by issuance of 14,000,000 shares of Common Stock of the Company to the shareholders of Patient Portal Connect, Inc. through a tax-free share exchange.

         The closing of the transaction will take place on or before December 31, 2006.


Conversion of Series "A" Convertible Redeemable Preferred Stock to Common Stock

         On December 4, 2006, The Quigley Corporation, holder of 100,000 Shares of the Registrant's Series "A" Convertible Redeemable Preferred Stock, converted its Preferred Stock to 850,000 Shares of Common Stock of the Registrant. As a result of this transaction, the Registrant had no shares of Preferred Stock issued and outstanding as of December 8, 2006.

ITEM 8 -  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

NONE.


                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The Directors and Executive Officers of the Registrant as of December 8, 2006 were as follows (address c/o 5447 NW 42nd Ave., Boca Raton, FL. 33496):


Name & Address                  Age         Position
------------------              ---         ----------------------
William  J. Reilly              53          President and Director

Thomas Hagan                    66          Secretary and Director

BOARD OF DIRECTORS
--------------------------------------------------------------------------------

WILLIAM J. REILLY, ESQ.

Mr. Reilly has served as an Officer and Director of the Company from its inception in January, 2002 until the present, and also serves as Chairman of the Board. From March, 1986 to January, 1991, Mr. Reilly served as President of American Leisure Entertainment Corp., and was responsible for developing its entertainment restaurant concept. Under his direction, American Leisure completed an initial public offering of its stock in October, 1987. From 1996 to May, 1999, Mr. Reilly was an Officer and a member of the Board of Directors of BusinessNet Holdings Corp., an internet security software company, and since from January, 2001 until August, 2006 as an Officer and Director of Executive Hospitality Corp. (formerly Invicta Corporation).

Mr. Reilly received his Bachelor of Arts degree from the State University of New York in 1974, and a Juris Doctor degree from St. John's University School of Law in 1978. From 1978 to 1981, Mr. Reilly served as a Law Clerk to a Justice of the New York State Supreme Court. From 1982 to 1983, he was Assistant Counsel to the Speaker of the New York State Assembly and, from 1983 to 1984, as Assistant Counsel to the Chairman of the New York State Assembly Ways and Means Committee.

He presently serves with the rank of Commander in the United States Naval Reserve, Judge Advocate General's Corps, specializing in International Law, and has served as a Naval Reserve Judge Advocate since his commission in December, 1980. Mr. Reilly is a resident of Boca Raton, FL, and is engaged in the full-time practice of corporate law as a member of the Bar of the State of New York and the Federal Courts. He is a member of the American Bar Association, the Federal Bar Association, and the New York State Bar Association.

THOMAS J. HAGAN

Mr. Hagan has been appointed as Interim Treasure and a Director of the Company, and brings to the Company a strong background in marketing and general
Management. He will be responsible for working with management to develop a comprehensive plan for the Company's business operations.

Mr. Hagan served as President of The Dorette Company, a manufacturer of point of purchase advertising products company, from January, 1987 until October, 2002, and was responsible for a ten-fold increase in sales at that company during his tenure. His prior business experience includes management positions at General Electric Company in Cleveland, Philadelphia and Schenectady from 1960 to 1970. As a management consultant at McKinsey & Company from 1970 to 1973, he developed and managed marketing programs for numerous sales representative organizations, trade shows, key accounts and national accounts. Mr. Hagan is a graduate of Boston College School of Management, and received his Masters in Business Administration Degree from Case Western University. He has also served as a Captain in the U.S. Army Corps of Engineers.


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth all compensation awarded to, earned by, or paid by the Company for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2004 and 2005. (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 2004 and 2005 exceeded $100,000.

ANNUAL COMPENSATION

                                       Deferred
NAME AND POSITION         Salary      Compensation        Warrants         Year
--------------------------------------------------------------------------------
William J. Reilly        $42,498                           250,000         2004
Thomas Hagan             $14,167                            50,000         2004

William J. Reilly        $75,000                                           2005
Thomas Hagan             $15,000                                           2005

No current Officer or Director of the Registrant received cash compensation for services rendered during calendar years 2002 or 2003.



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

(a) Security Ownership of Management - the number and percentage of shares of common stock of the Company owned of record and beneficially, by each officer and director of the Company and by all officers and directors of the Company as a group, is as follows as of December 8, 2006 (reflecting the 1:10 reverse split of Common Stock effective on September 1, 2006):

Name and Address of                        Amount and   Nature of    Percent of
Owner                        Position      Beneficial   Ownership    % of Class
--------------------------------------------------------------------------------
William J. Reilly (1)        President        250,000     Owner           .01%
                             & Director

Thomas Hagan (1)             CFO, Sec.        120,000     Owner           .006%
                             & Director
                                           ----------                    -----

TOTAL OFFICERS, DIRECTORS &
SIGNIFICANT SHAREHOLDERS
AS A GROUP:                                   370,000                     .016%
                                           ==========                    =====



(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company beneficially owned by them. The percentage for each beneficial owner listed above is based on 20,336,601 shares outstanding on December 5, 2006, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after June 17, 2005, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants; William J. Reilly - 250,000 warrants, Thomas Hagan - 50,000 warrants.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

For the fiscal year ended December 31, 2005 there have not been any material transactions between the Company and any of its officers and/or directors, except as set forth in its aforesaid Financial Statements for the two years then ended December 31, 2005, the contents of which commence on Page F-1.


ITEM 13 - EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K
-----------------------------------------------------

Following is a list of exhibits filed as part of this Annual Report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


EXHIBIT NUMBER
REFERENCE DESCRIPTION

Exhibit 31.1 31.2 32.1 32.2 - Officer Certifications


REPORTS ON FORM 8-K

No Current Reports on Form 8-K were filed during the three month period ended December 31, 2005.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATIENT PORTAL TECHNOLOGIES, INC.



Dec. 8, 2006     by:  /s/ William J. Reilly
                    -------------------------------------
                    William J. Reilly
                    President


Dec. 8, 2006     by:  /s/ Thomas Hagan
                    -------------------------------------
                    Thomas Hagan
                    Secretary, Acting CFO

--------------------------------------------------------------------------------