Form 10QSB
period 2006-03-31
Patient Portal Technologies, Inc.
filed 2007-03-26
CIK 1240093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED March 31, 2006

                         COMMISSION FILE NO. 333-107826

                        PATIENT PORTAL TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          02-0656132
------------------------------                         ----------------------
State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                         Identification Number)

7108 Fairway Drive, Palm Beach Gardens, FL                     33418
--------------------------------------------------     ----------------------
(Address of principal executive offices)                     (Zip Code)

                                 (561) 630-7688
                           (Issuer's Telephone Number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

      Transitional Small Business Disclosure Format: Yes     No  X
                                                         ---    ---

         Indicate by check mark whether the Registrant is a shell company [as
defined in Rule 12b-2 of the Exchange Act]. Yes:     No:  X
                                                 ---     ---

         The number of shares outstanding of each of the registrant's classes of common stock as of January 31, 2007 is 23,671,601 shares of $.001 par value Common Stock and 45,000 Shares of Class A Redeemable Convertible Preferred Stock, $.01 par value.

                        PATIENT PORTAL TECHNOLOGIES, INC.


                                      INDEX

                                                                            PAGE
PART I  FINANCIAL INFORMATION - Unaudited

Consolidated Balance Sheet-March 31, 2006......................................1

Consolidated Statements of Operations-Three Months
  Ended March 31, 2005 and 2006................................................2

Consolidated Statement of Stockholder's Equity (Deficit) -
  Three Months Ended March 31, 2006............................................3

Consolidated Statement of Cash Flows-Three Months
  Ended March 31, 2005 and 2006................................................4

Notes to the Consolidated Financial Statements.................................5

Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................................16

PART II OTHER INFORMATION

Item 1. Legal Proceedings.....................................................24

Item 2. Changes in Securities.................................................24

Item 3. Defaults Upon Senior Securities.......................................24

Item 4. Submission of Matters to a Vote of Security Holders...................24

Item 5. Other Information.....................................................24

Item 6. Exhibits on Reports on Form 8-K.......................................24

Signature Page................................................................25

                PATIENT PORTAL TECHNOLOGIES, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               1,000
  Inventory                                                                   0
                                                                     ----------
      TOTAL CURRENT ASSETS                                                1,000

PROPERTY, PLANT AND EQUIPMENT, net                                        8,436

LONG-TERM NOTE RECEIVABLE                                               250,000
                                                                     ----------

      TOTAL ASSETS                                                      259,436
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       34,255
  Notes Payable                                                         337,317
  Other current liabilities                                              90,000
                                                                     ----------
      TOTAL CURRENT LIABILITIES                                         461,572
                                                                     ----------

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
  1,000,000:Issued 100,000 shares, at par value                           1,000
  Present value of redemption amount in excess                               --
    of par value                                                      1,088,342
                                                                     ----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    100,000,000; 9,979,479 shares
    issued and outstanding at March 31, 2006                              9,979
  Additional paid-in-capital                                          2,624,467
  Retained deficit                                                   (2,482,276)
                                                                     ----------
      TOTAL STOCKHOLDERS' EQUITY                                        152,170
                                                                     ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        259,436
                                                                     ==========


See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                          (Unaudited)
                                                     2006              2005
                                                 -----------        -----------
NET SALES                                        $         -        $         _

COST OF SALES                                              -                  _
                                                 -----------        -----------

GROSS PROFIT                                               -                  _
                                                 -----------        -----------

DIRECT OPERATING EXPENSES:
  Sales and marketing                                  1,500             28,000
  Administration                                      35,000             93,737
                                                 -----------        -----------

TOTAL OPERATING EXPENSES                              36,500            121,737
                                                 -----------        -----------

(LOSS) FROM OPERATIONS BEFORE
  OTHER INCOME AND EXPENSE                          ( 36,500)          (121,737)
                                                 -----------        -----------

OTHER INCOME AND EXPENSES
  Start Up and
  Re-alignment Costs                                       -               --
  Interest Costs (net)                               (10,466)           (22,260)
                                                 -----------        -----------

OPERATING LOSS BEFORE TAXES                         ( 46,966)          (143,947)

PROVISION FOR INCOME TAX                                --                 --
                                                 -----------        -----------

NET (LOSS)                                       $  ( 46,966)          (143,947)
                                                 ===========        ===========


Net Loss per share:                              $      (.01)       $      (.02)
                                                 ===========        ===========

Common shares outstanding                          9,979,479          5,839,500
                                                 ===========        ===========

See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  Common
                                   Stock    Additional
                                   $.001      Paid-In     Retained
                      Shares     Par Value    Capital      Deficit      Total
                     ---------   ---------  -----------  -----------  ----------
Balance January 1,
 2006                9,979,479       9,979  $ 2,624,467  $(2,432,310) $ 202,136

Issuance of shares
 for services               --  $       --  $        --           --  $

Issuance of warrants
 for services               --          --  $        --           --  $

Issuance of common
 stock pursuant to
 exercise of
 warrants                   --  $       --  $        --           --  $

Net loss for the
 three months ended
 March 31, 2006
 (Unaudited)                --          --           --  $   (49,966)   (49,966)
                     ---------  ----------  -----------  -----------  ----------

Balance March 31,
 2006 (Unaudited)    9,979,479  $    9,979  $ 2,624,467  $(2,482,276)   152,170
                     =========  ==========  ===========  ===========  ==========




See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Three Months Ended
                                                                March 31,
                                                              (Unaudited)
                                                          2006           2005
                                                        ---------    -----------
OPERATING ACTIVITIES:
  Net Income (Loss)                                     $ (46,966)   $ (143,947)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Common stock and Warrants issued for services                --           960
  Depreciation and amortization                                --            --
  Book value of assets disposed                                --            --
  Bad debt                                                     --            --
  (Increase) decrease in assets:
    Accounts receivable                                        --            --
    Inventory                                                  --            --
    Other current assets                                       --            --
    Other assets                                               --            --
  Increase (decrease) in liabilities:
    Accounts payable                                           --        46,000
    Accrued expenses -                                    (46,966)       14,665
    Accrued expenses - other                                   --            --
    Redeemable preferred stock                                 --         7,595
                                                        ---------    -----------

      Total adjustments                                   (46,966)      131,684
                                                        ---------    -----------

NET CASH (USED IN) OPERATING ACTIVITIES                        --       (12,263)
                                                        ---------    -----------
INVESTING ACTIVITIES:
  Purchase of fixed assets                                     --            --
                                                        ---------    -----------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                  --            --
                                                        ---------    -----------
FINANCING ACTIVITIES:
  Issuance of Stock via exercise of warrants                   --        14,850
                                                        ---------    -----------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                         --        14,850
                                                        ---------    -----------
NET INCREASE (DECREASE) IN CASH                                --         2,587

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,000           278
                                                        ---------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $   1,000    $    2,865
                                                        =========    ===========

See notes to the consolidated financial statements.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


NOTE 1 - GOING CONCERN

         As shown in the Company's Annual financial statements, the Company incurred a net loss of $130,653 during the year ended December 31, 2005 and $1,493,987 during the year ended December 31, 2004. Additionally, the company had stockholders' equity of $155,170 at March 31, 2006 but its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

         Due to lack of financial resources and liquidity, the Company was unable to develop a successful marketing plan or to continue retail or wholesale sales of its product line. Effective September 28, 2005, the Company sold its entire equity interest in Caribbean Pacific Natural Products, Inc. and CP Suncoast Manufacturing, Inc. to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000 and 3,500,000 Shares of SNI Common Stock valued at $3,500.00 The assets and liabilities attributable to the two subsidiaries were assumed by SNI as a result of this transaction.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

                                             Three Months Ended
                                                   March 31
                                            ----------------------
                                              2005          2004
                                            --------      --------
                                                  (Unaudited)

Interest and administrative costs           $ 10,466      $      0
                                            ========      ========

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to five years.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the consolidated balance sheets for the Company's cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short maturities of these financial instruments. The carrying amounts reported in the consolidated balance sheets for the Company's long-term debt due to related parties approximate their fair values as they represent the amount the Company expects to liquidate these obligations with cash or cash equivalents, and the amounts recorded as other liabilities - redeemable preferred stock approximate their fair value as they

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


represent the amount in which the Company expects to satisfy these obligations by payment in cash in 2007 or by the issuance of the Company's equity without material gain or loss.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

START-UP AND RE-ALIGNMENT COSTS

         Pursuant to Statement of Position 98-5, the Company expenses start-up costs associated with its parent company's activation activities and costs and expensed incurred in connection with the acquisition of CARIBBEAN PACIFIC NATURAL PRODUCTS, which pursuant to FASB 142 and APB 16, were expensed as transaction costs. The Statement of Position broadly defines start-up activities as activities related to organizing a new business, as well as one-time activities associated with, opening a new facility, introducing new products or services, conducting business with a new class of customers or in a new territory, and starting a new process in an existing facility or starting a new operation. Re-alignment costs are costs associated with changing the contractual distribution agreements to an existing customer base. Start up and re-alignment costs for the Three months ended March 31, 2004, and 2005 were $31,500 and $0, respectively.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


NOTE 3 -INVENTORY

         The Company had no inventory at March 31, 2006 or at the year ended December 31, 2005.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:

                                                December 31,      March 31,
                                                    2005            2006
                                                                 (Unaudited)
                                                 ---------        ---------
Machinery and equipment                          $   8,000        $   8,000
Computer software and website                       49,649           29,649
                                                 ---------        ---------
                                                    57,649           57,649

Less: Accumulated depreciation                     (18,254)         (19,214)
                                                 ---------        ---------

Property, Plant and Equipment, net               $  39,395        $  38,435
                                                 =========        =========

         Depreciation expense for the Three months ended March 31, 2005 and 2004 was $960 and $2,765.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 5 - SEGMENT INFORMATION

         The Company previously had one reporting segment relating to the sales of all-natural sun-care and skincare products for luxury resorts, theme parks and spas. As defined in SFAS 31, "Disclosures about Segments of an Enterprise and Related Information," allocate resources and assess the performance of the Company based on revenue and overall profitability. This operating subsidiary was sold in September, 2005 and the Company presently has no operating revenues.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

Options and Warrants

         In addition to our outstanding common stock, there are, as of December 8, 2006, issued and outstanding common stock purchase warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

Description                  Number        Weighted Average       Expiration
                           Outstanding      Exercise Price


Class "C" Warrants           650,000           $ 0.66              12/31/09

     Total                   650,000           $  .66

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


Reserved Shares

         The Company has also reserved for insurance up to 1,000,000 shares of common stock in connection with the 2002 Incentive Stock Option Plan. To date, no options have been granted under this plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         During the three months ended March 31, 2006 the Company had no equipment, operating or real estate leases in effect.

Employment Agreements

         In July 2004, the Company entered into Executive Employment agreements with its Chairman, William J. Reilly, and its President, Sean P. McCarthy and its Chief Financial Officer, Peter A. Schnipper. The contracts are for annually renewable terms of one-year and provide for an annual salary of $85,000 plus sales incentives. Due to the resignations of Mr. McCarthy and Mr. Schniepper effective December 1, 2004, as of March 31, 2006 only the employment agreement with Mr. Reilly remains.

Litigation

         From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

NOTE 9 - RELATED PARTY TRANSACTIONS

         Effective for December, 2002, the Company issued 750,000 Shares of Common Stock to The Quigley Corporation as partial consideration for its purchase of a 60% controlling interest in Caribbean Pacific Natural Products, Inc., valued at $582,989 and additionally the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock of Caribbean Pacific Natural Products, Inc., valued at $937,596. During Three months ended March 31, 2005, and the three months ended March 31, 2006 the Company imputed $7,595 and $8,190, respectively, of interest expense on this obligation.

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

Three Months Ended March 31, 2005 vs. March 31, 2006
----------------------------------------------------

The Company reported no revenue for the three months ended March 31, 2005 and March 31, 2006.

Cost of sales for the three months ended March 31, 2005 and March 31, 2006 were correspondingly zero.

Selling and marketing expenses were $1,500 for the three months ended March 31, 2006 as compared to $28,000 during the same period in 2004, a decrease of $26,500 over the same period in the prior year. This reduction in sales and marketing costs can be attributed the reduction in marketing programs while the Company begins to re-configure its business operations.

Administrative expenses were $35,000 for the three months ended March 31, 2006 as compared to $93,737 for the same period in 2004, a decrease of $58,737. This decrease in administrative expenses can be attributed to the reduction in compensation for corporate officers during the current quarter.

Interest costs were $10,466 for the three month period ended March 31, 2006 compared to $22,260 in the same period in 2005. The reduction in interest costs can be attributed to the conversion of debt into equity during calendar year 2005.

The Company reported a net loss of $46,966 for the three month period ended March 31, 2006 as compared to a net loss of $143,947 during the three months ended March 31, 2005. This represents a loss per share of $.01 for the three months ended March 31, 2006 as compared to a loss per share of $.02 for the three months ended March 31, 2005.

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

During the Three months ended March 31, 2006 and the three month period ended March 31, 2005, the Company imputed $10,466 and $8,173 of interest expense on this obligation.

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

Due to lack of financial resources and liquidity, the Company was unable to develop a successful marketing plan or to continue retail or wholesale sales of its product line. Effective September 28, 2005, the Company sold its entire equity interest in Caribbean Pacific Natural Products, Inc. and CP Suncoast Manufacturing, Inc. to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000 and 3,500,000 Shares of Common Stock of SNI. The assets and liabilities attributable to the two subsidiaries were assumed by SNI as a result of this transaction.

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

Acquisition of Patient Portal Connect, Inc. Completed on December 8, 2005

     On September 28, 2006, the Registrant entered into a material definitive agreement for its previously-announced acquisition of 100% of the capital stock of Patient Portal Connect, Inc. of Palm Beach Gardens, Fl. The acquisition will be made by issuance of shares of Common Stock of the Company to the shareholders of Patient Portal Connect, Inc. through a tax-free share exchange.

     The closing of the transaction was completed on December 8, 2006 through the issuance to the Shareholders of Patient Portal Connect, Inc. 17,500,000 Shares of Common Stock of the Company. As a condition of the acquisition, the Selling Shareholders of Patient Portal Connect, Inc. will retain, through a share pledge agreement, a security interest in the shares being exchanged for a period of one year.

Conversion of Series "A" Convertible Redeemable Preferred Stock to Common Stock

     On December 4, 2006, The Quigley Corporation, holder of 100,000 Shares of the Registrant's Series "A" Convertible Redeemable Preferred Stock, converted its Preferred Stock to 850,000 Shares of Common Stock of the Registrant. As a result of this transaction, the Registrant had no shares of Preferred Stock issued and outstanding as of December 31, 2006.

SUBSIDIARIES OF THE COMPANY
---------------------------

     The Company presently has no subsidiary operations. Effective September 28, 2005, the Company sold its entire equity interest in its wholly-owned operating subsidiary, Caribbean Pacific Natural Products, Inc., to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000 and 3,500,000 Shares of Common Stock of SNI. As partial consideration for this transaction, the assets and liabilities attributable to the two subsidiaries were assumed by SNI at the closing of this transaction.

EMPLOYEES
---------

     As of January 31, 2007, the Company currently has two full time employees who also serve as its two Officers and Directors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     As shown in the above financial statements, the Company incurred a net loss of $130,653 during the year ended December 31, 2005 and $46,966 during the three months ended March 31, 2006. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

     The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2004 and to continue its product development efforts and adjust its operating structure to reduce losses and ultimately attain profitability. Management's plans in this regard include, but are not limited to, the change in business operations through its acquisition of Patient Portal Connect, Inc.

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

ITEM 5.  OTHER INFORMATION.

                  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Exhibit 31.1 31.2 32.1 32.2 - Officer Certifications

         Reports on Form 8-K:

                  Current report on Form 8-K filed on March 28, 2006

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Patient Portal Technologies, Inc.

Dated: January 31, 2007
                                         By: /s/ KEVIN KELLY
                                         ----------------------------
                                         Kevin Kelly, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                  DATE

By: /s/ KEVIN KELLY                    President            1/31/07
    -----------------------
     Kevin Kelly

By: /s/ THOMAS HAGAN                   Chief Financial
    -----------------------            Officer, Director    1/31/07
     Thomas Hagan

--------------------------------------------------------------------------------