Form 10QSB
period 2006-06-30
Patient Portal Technologies, Inc.
filed 2007-03-26
CIK 1240093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE QUARTER ENDED June 30, 2006

                         COMMISSION FILE NO. 333-107826

                        PATIENT PORTAL TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          02-0656132
------------------------------                         ---------------------
State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                         Identification Number)

7108 Fairway Drive, Palm Beach Gardens, FL                    33418
- ------------------------------------------------     ---------------------
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

                        PATIENT PORTAL TECHNOLOGIES, INC.


                                      INDEX

                                                                            PAGE
PART I  FINANCIAL INFORMATION - Unaudited

Consolidated Balance Sheet-June 30,  2006.....................................1

Consolidated Statements of Operations-Three Months
  Ended June 30, 2005  and 2006...............................................2

Consolidated Statement of Stockholder's Equity (Deficit) -
  Three Months Ended June 30, 2006............................................3

Consolidated Statement of Cash Flows-Three Months
  Ended June 30, 2005  and 2006...............................................4

Notes to the Consolidated Financial Statements................................5

Management's Discussion and Analysis of Financial
Condition and Results of Operations..........................................16

PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................24

Item 2. Changes in Securities................................................24

Item 3. Defaults Upon Senior Securities......................................24

Item 4. Submission of Matters to a Vote of Security Holders..................24

Item 5. Other Information....................................................24

Item 6. Exhibits on Reports on Form 8-K......................................24

Signature Page...............................................................25

                PATIENT PORTAL TECHNOLOGIES, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               1,000
  Inventory                                                                   0
                                                                    -----------
      TOTAL CURRENT ASSETS                                                1,000

PROPERTY, PLANT AND EQUIPMENT, net                                        8,436

LONG-TERM NOTE RECEIVABLE                                               250,000
                                                                    -----------

      TOTAL ASSETS                                                      259,436
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       34,255
  Notes Payable                                                         337,317
  Other current liabilities                                             125,000
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                         496,572
                                                                    -----------

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
  1,000,000:Issued 100,000 shares, at par value                           1,000
  Present value of redemption amount in excess                               --
    of par value                                                      1,088,342
                                                                    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    100,000,000; 9,979,479 shares
    issued and outstanding at June 30, 2006                               9,979
  Additional paid-in-capital                                          2,624,467
  Retained deficit                                                   (2,467,310)
                                                                    -----------
      TOTAL STOCKHOLDERS' EQUITY                                        117,170
                                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        259,436
                                                                    ===========


See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           June 30,
                                                          (Unaudited)
                                                     2006              2005
                                                 -----------        -----------
NET SALES                                        $         -        $         _

COST OF SALES                                              -                  _
                                                 -----------        -----------

GROSS PROFIT                                               -                  _
                                                 -----------        -----------

DIRECT OPERATING EXPENSES:
  Sales and marketing                                      -                  -
  Administration                                      35,000             15,000
                                                 -----------        -----------

TOTAL OPERATING EXPENSES                              35,000             15,000
                                                 -----------        -----------

(LOSS) FROM OPERATIONS BEFORE
  OTHER INCOME AND EXPENSE                           (35,000)           (15,000)
                                                 -----------        -----------

OTHER INCOME AND EXPENSES
  Start Up and
  Re-alignment Costs                                       -                 --
  Interest Costs (net)                                     -            (19,240)
                                                 -----------        -----------

OPERATING LOSS BEFORE TAXES                          (35,000)           (34,240)

PROVISION FOR INCOME TAX                                  --                 --
                                                 -----------        -----------

NET (LOSS)                                       $  ( 35,000)          ( 34,240)
                                                 ===========        ===========


Net Loss per share:                              $      (.01)       $      (.01)
                                                 ===========        ===========

Common shares outstanding                          9,979,479          9,777,000
                                                 ===========        ===========

See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                 Common
                                 Stock     Additional
                                 $.001      Paid-In       Retained
                      Shares    Par Value   Capital       Deficit       Total
                     ---------  ---------  -----------  -----------   ---------
Balance March 31,
  2006               9,979,479      9,979  $ 2,444,419  $ (2,482,276) $ 155,170

Issuance of shares
 for services               --  $      --  $       --             --  $

Issuance of warrants
 for services               --         --  $       --             --  $

Issuance of common
 stoct pursuant to
 exercise of
  warrants                  --  $      --  $       --             --  $

Net loss for the
 three months
 ended March 31,
 2006 (Unaudited)           --         --          --   $    (35,000)   (35,000)
                     ---------  ---------  -----------  ------------  ----------

Balance June 30,
 2006 (Unaudited)    9,979,479  $   9,979  $ 2,444,419  $ (2,517,276)   117,170
                     =========  =========  ===========  ============  ==========




See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three Months Ended
                                                            June 30
                                                          (Unaudited)
                                                     2006               2005
                                                 -----------        -----------
OPERATING ACTIVITIES:
  Net Income (Loss)                              $   (46,966)       $   (34,240)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Common stock and Warrants issued for services           --                 --
  Depreciation and amortization                           --                 --
  Book value of assets disposed                           --                 --
  Bad debt                                                --                 --
  (Increase) decrease in assets:
    Accounts receivable                                   --                 --
    Inventory                                             --                 --
    Other current assets                                  --                 --
    Other assets                                          --                 --
  Increase (decrease) in liabilities:
    Accounts payable                                      --                 --
    Accrued expenses -                               (35,000)           (34,240)
    Accrued expenses - other                              --                 --
    Redeemable preferred stock                            --                 --
                                                 -----------        -----------

      Total adjustments                              (35,000)           (34,240)
                                                 -----------        -----------

NET CASH (USED IN) OPERATING ACTIVITIES                   --                 --
                                                 -----------        -----------
INVESTING ACTIVITIES:
  Purchase of fixed assets                                --                 --
                                                 -----------        -----------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES             --                 --
                                                 -----------        -----------
FINANCING ACTIVITIES:
  Issuance of Stock via exercise of warrants              --                 --
                                                 -----------        -----------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                    --                 --
                                                 -----------        -----------
NET INCREASE (DECREASE) IN CASH                           --                 --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,000              1,000
                                                 -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $     1,000        $     1,000
                                                 ===========        ===========

See notes to the consolidated financial statements.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 - GOING CONCERN

         As shown in the Company's Annual financial statements, the Company incurred a net loss of $130,653 during the year ended December 31, 2005 and $1,493,987 during the year ended December 31, 2004. Additionally, the company had stockholders' equity of $117,170 at June 30, 2006 but its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

         Due to lack of financial resources and liquidity, the Company was unable to develop a successful marketing plan or to continue retail or wholesale sales of its product line. Effective September 28, 2005, the Company sold its entire equity interest in Caribbean Pacific Natural Products, Inc. and CP Suncoast Manufacturing, Inc. to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000 and 3,500,000 Shares of SNI Common Stock valued at $3,500.00. The assets and liabilities attributable to the two subsidiaries were assumed by SNI as a result of this transaction.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


INVENTORIES

         Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") method of determining cost for all inventories. Inventories are comprised of raw materials and finished goods.

INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Three month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


NOTE 3 -INVENTORY

         The Company had no inventory at June 30, 2006 or at the year ended December 31, 2005.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:

                                                December 31,      June 30,
                                                    2005             2006
                                                                 (Unaudited)
                                                 ---------        ---------
Machinery and equipment                          $   8,000        $   8,000
Computer software and website                       49,649           29,649
                                                 ---------        ---------
                                                    57,649           57,649

Less: Accumulated depreciation                     (18,254)         (19,214)
                                                 ---------        ---------

Property, Plant and Equipment, net               $  39,395        $   8,436
                                                 =========        =========

         Depreciation expense for the Three months ended June 30, 2006 and 2005 was $960 and $2,765.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


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

Options and Warrants

         In addition to our outstanding common stock, there are, as of December 8, 2006, issued and outstanding common stock purchase warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

                             Number        Weighted Average       Expiration
Description                Outstanding      Exercise Price


Class "C" Warrants           650,000            $ 0.66             12/31/09

     Total                   650,000            $  .66

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

Reserved Shares

         The Company has also reserved for insurance up to 1,000,000 shares of common stock in connection with the 2002 Incentive Stock Option Plan. To date, no options have been granted under this plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         During the three months ended June 30, 2006 the Company had no equipment, operating or real estate leases in effect.

Employment Agreements

         In July 2004, the Company entered into Executive Employment agreements with its Chairman, William J. Reilly, and its President, Sean P. McCarthy and its Chief Financial Officer, Peter A. Schnipper. The contracts are for annually renewable terms of one-year and provide for an annual salary of $85,000 plus sales incentives. Due to the resignations of Mr. McCarthy and Mr. Schniepper effective December 1, 2004, as of June 30, 2006 only the employment agreement with Mr. Reilly remains.

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

RESULTS OF OPERATIONS

The Company was established in November, 2002. On December 31, 2002, the Company acquired a 60% controlling interest in Caribbean Pacific Natural Products, Inc., and in March, 2005 acquired a 100% interest in the subsidiary, which at present is its only operating subsidiary. The results of operations for the three months ended June 30, 2005 and 2006, include the business operations of this subsidiary.

Three Months Ended June 30, 2005 vs. June 30, 2006
--------------------------------------------------

The Company reported no revenue for the three months ended June 30, 2005 and June 30, 2006

Cost of sales for the three months periods were correspondingly zero.

Selling and marketing expenses were $0 for both periods, due to the lack of ongoing business marketing operations.

Administrative expenses were $35,000 for the three months ended June 30, 2006 as compared to $55,400 for the same period in 2005, a decrease of $23,737. This decrease in administrative expenses can be attributed to the reduction in compensation for corporate officers during the current quarter.

Interest costs were $0 for the three month period ended June 30, 2006 compared to $22,260 in the same period in 2005. The reduction in interest costs can be attributed to the conversion of debt into equity during calendar year 2006.

The Company reported a net loss of $35,000 for the three month period ended June 30, 2006 as compared to a net loss of $77,660 during the three months ended June 30, 2005. This represents a loss per share of $.01 for each of the three month periods.

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

SUBSIDIARIES OF THE COMPANY
---------------------------

         The Company at June 30, 2006 had no subsidiary operations. Effective September 28, 2005, the Company sold its entire equity interest in its wholly-owned operating subsidiary, Caribbean Pacific Natural Products, Inc., to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000 and 3,500,000 Shares of Common Stock. As partial consideration for this transaction, the assets and liabilities attributable to the two subsidiaries were assumed by SNI at the closing of this transaction.

EMPLOYEES
---------

         As of June 30, 2006, the Company currently has two full time employees who also serve as its two Officers and Directors.

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