Form 10QSB
period 2006-09-30
Patient Portal Technologies, Inc.
filed 2007-03-26
CIK 1240093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER ENDED September 30, 2006

                         COMMISSION FILE NO. 333-107826

                        PATIENT PORTAL TECHNOLOGIES, INC.
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

Consolidated Balance Sheet-September 30, 2006.................................1

Consolidated Statements of Operations-Three Months
  Ended Sept 30, 2005  and 2006...............................................2

Consolidated Statement of Stockholder's Equity (Deficit) -
  Three Months Ended Sept 30, 2006............................................3

Consolidated Statement of Cash Flows-Three Months
  Ended Sept 30, 2005  and 2006...............................................4

Notes to the Consolidated Financial Statements................................5

Management's Discussion and Analysis of Financial
Condition and Results of Operations..........................................16

PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................23

Item 2. Changes in Securities................................................23

Item 3. Defaults Upon Senior Securities......................................23

Item 4. Submission of Matters to a Vote of Security Holders..................23

Item 5. Other Information....................................................23

Item 6. Exhibits on Reports on Form 8-K......................................23

Signature Page...............................................................24

                PATIENT PORTAL TECHNOLOGIES, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               1,000
  Inventory                                                                   0
                                                                    -----------
      TOTAL CURRENT ASSETS                                                1,000

PROPERTY, PLANT AND EQUIPMENT, net                                        8,436

LONG-TERM NOTE RECEIVABLE                                               250,000
                                                                    -----------

      TOTAL ASSETS                                                      259,436
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       34,255
  Notes Payable                                                         337,317
  Other current liabilities                                             170,000
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                         531,572
                                                                    -----------

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
  1,000,000:Issued 100,000 shares, at par value                           1,000
  Present value of redemption amount in excess                               --
    of par value                                                      1,088,342
                                                                    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    100,000,000; 9,979,479 shares
    issued and outstanding at Sept 30, 2006                               9,979
  Additional paid-in-capital                                          2,624,467
  Retained deficit                                                   (2,552,276)
                                                                    -----------
      TOTAL STOCKHOLDERS' EQUITY                                         82,170
                                                                    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        259,436
                                                                    ===========


See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           Sept 30,
                                                          (Unaudited)
                                                     2006              2005
                                                 -----------        -----------
NET SALES                                        $         -        $         _

COST OF SALES                                              -                  _
                                                 -----------        -----------

GROSS PROFIT                                               -                  _
                                                 -----------        -----------

DIRECT OPERATING EXPENSES:
  Sales and marketing                                      -                  -
  Administration                                      35,000             15,000
                                                 -----------        -----------

TOTAL OPERATING EXPENSES                              35,000             15,000
                                                 -----------        -----------

(LOSS) FROM OPERATIONS BEFORE
  OTHER INCOME AND EXPENSE                           (35,000)           (15,000)
                                                 -----------        -----------

OTHER INCOME AND EXPENSES
  Start Up and
  Re-alignment Costs                                       -                 --
  Interest Costs (net)                                     -            (19,240)
                                                 -----------        -----------

OPERATING LOSS BEFORE TAXES                          (35,000)           (34,240)

PROVISION FOR INCOME TAX                                --                 --
                                                 -----------        -----------

NET (LOSS)                                       $   (35,000)           (34,240)
                                                 ===========        ===========


Net Loss per share:                              $      (.01)       $      (.01)
                                                 ===========        ===========

Common shares outstanding                          9,979,479          9,777,000
                                                 ===========        ===========

See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                  Common
                                   Stock   Additional
                                   $.001     Paid-In     Retained
                         Shares  Par Value   Capital      Deficit       Total
                       --------- ---------  -----------  -----------  ----------
Balance June 30,
  2006                 9,979,479     9,979  $ 2,444,419  $(2,482,276) $ 117,170

Issuance of shares
 for services                 -- $      --  $        --           --  $

Issuance of warrants
 for services                 --        --  $        --           --  $

Issuance of common
 stock pursuant to
 exercise of
  warrants                    -- $      --  $        --           --  $

Net loss for the
 three months
 ended March 31,
 2006 (Unaudited)             --        --          --   $   (35,000)   (35,000)
                       --------- ---------  -----------   ----------- ----------

Balance Sept 30,
 2006 (Unaudited)      9,979,479 $   9,979  $ 2,444,419   $(2,552,276)   82,170
                       ========= =========  ===========   =========== ==========




See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                            Sept 30
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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 1 - GOING CONCERN

         As shown in the Company's Annual financial statements, the Company incurred a net loss of $130,653 during the year ended December 31, 2005 and $1,493,987 during the year ended December 31, 2004. Additionally, the company had stockholders' equity of $117,170 at September 30, 2006 but its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


INVENTORIES

         Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") method of determining cost for all inventories. Inventories are comprised of raw materials and finished goods.

INTERIM FINANCIAL INFORMATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Three month period ended Sept. 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


ADVERTISING

         Advertising costs are expensed within the period in which they are utilized. Advertising expense is comprised of media advertising, presented as part of sales and marketing expense; co-operative advertising, which will be accounted for as a deduction from sales; and free product, which is accounted for as part of cost of sales. No advertising costs were incurred for the years ended December 31, 2004 and 2005.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 3 -INVENTORY

         The Company had no inventory at September 30, 2006 or at the year ended December 31, 2005.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:

                                                 December 31,      Sept. 30,
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
                                                 =========        =========

         Depreciation expense for the Three months ended Sept. 30, 2006 and 2005 was $0 and $2,765.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


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

Employment Agreements

         In July 2004, the Company entered into Executive Employment agreements with its Chairman, William J. Reilly, and its President, Sean P. McCarthy and its Chief Financial Officer, Peter A. Schnipper. The contracts are for annually renewable terms of one-year and provide for an annual salary of $85,000 plus sales incentives. Due to the resignations of Mr. McCarthy and Mr. Schniepper effective December 1, 2004, as of September 30, 2006 only the employment agreement with Mr. Reilly remains.

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

RESULTS OF OPERATIONS

The Company was established in November, 2002. On December 31, 2002, the Company acquired a 60% controlling interest in Caribbean Pacific Natural Products, Inc., and in March, 2005 acquired a 100% interest in the subsidiary, which at present is its only operating subsidiary. The results of operations for the three months ended September 30, 2005 and 2006, include the business operations of this subsidiary.

Three Months Ended Sept. 30, 2005 vs. Sept. 30, 2006
----------------------------------------------------

The Company reported no revenue for the three months ended Sept 30, 2005 and Sept. 30, 2006.

Cost of sales for the three months periods were correspondingly zero.

Selling and marketing expenses were $0 for both periods, due to the lack of ongoing business marketing operations.

Administrative expenses were $35,000 for the three months ended Sept. 30, 2006 as compared to $55,400 for the same period in 2005, a decrease of $23,737. This decrease in administrative expenses can be attributed to the reduction in compensation for corporate officers during the current quarter.

Interest costs were $0 for the three month period ended June 30, 2006 compared to $22,260 in the same period in 2005. The reduction in interest costs can be attributed to the conversion of debt into equity during calendar year 2006.

The Company reported a net loss of $35,000 for the three month period ended September 30, 2006 as compared to a net loss of $77,660 during the three months ended September 30, 2005. This represents a loss per share of $.01 for each of the three month periods.

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

Subsequent Events
-----------------

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

SUBSIDIARIES OF THE COMPANY
---------------------------

         The Company at September 30, 2006 had no subsidiary operations. Effective September 28, 2005, the Company sold its entire equity interest in its wholly-owned operating subsidiary, Caribbean Pacific Natural Products, Inc., to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000 and 3,500,000 Shares of Common Stock. As partial consideration for this transaction, the assets and liabilities attributable to the two subsidiaries were assumed by SNI at the closing of this transaction.

EMPLOYEES
---------

         As of September 30, 2006, the Company had two full time employees who also serve as its two Officers and Directors.

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