Form 10KSB
period 2006-12-31
Patient Portal Technologies, Inc.
filed 2007-05-30
CIK 1240093

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2006.
                         Commission File No. 333-107826

                        PATIENT PORTAL TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                        02-0656132
-------------------------------                ---------------------------------
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

Indicate by check mark whether the Registrant is a shell company [as defined in Rule 12b-2 of the Exchange Act].
Yes:      No:  X
     ---      ---

State issuer's revenues for its most recent fiscal year:  $13,575.00.

The number of shares of Common Stock outstanding as of May 20, 2007 was 25,286,601. As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $8,276,095 based on the average high and low bid prices for such common stock as reported on the OTC Pink Sheets.

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

                        Patient Portal Technologies, Inc.
                                 FORM 10-KSB
                       Fiscal Year Ended December 31, 2006




                                TABLE OF CONTENTS


PART I

Item 1 - BUSINESS............................................................4

Item 2 - PROPERTIES.........................................................10

Item 3 - LEGAL PROCEEDINGS..................................................10

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
           MATTERS..........................................................11

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS AND PLAN OF OPERATIONS...............................12

Item 7 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA.....................F1-F16

Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................16

PART III

Item 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................17

Item 10- EXECUTIVE COMPENSATION.............................................20

Item 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....21

Item 12- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................21

PART IV

Item 13 -EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K........................22

Signatures..................................................................23

                                     PART I

ITEM 1 - BUSINESS
-----------------

CORPORATE INFORMATION:

         Patient Portal Technologies, Inc. (hereinafter referred to as "the Company") is a Delaware corporation which was originally organized on November 22, 2002 as Suncoast Naturals, Inc. and commenced business operations in January, 2003. Pursuant to a Registration Statement filed in accordance with the Securities Act of 1933, as amended, and declared effective by the Securities and Exchange Commission on July 3, 2004, the Company in October, 2004 distributed 499,282 Shares of its Common Stock to shareholders of record of The Quigley Corporation.

         On September 1, 2006, as part of its corporate reorganization the Company undertook a reverse-split of its Common Stock on the basis of one new Share for each ten issued and outstanding Shares.

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

Acquisition of Patient Portal Connect, Inc.

         On December 8, 2006, the Registrant acquired 100% of the capital stock of Patient Portal Connect, Inc. of Palm Beach Gardens, FL through the issuance of 17,500,000 shares of Common Stock of the Company to the shareholders of Patient Portal Connect, Inc. in a tax-free share exchange. As a result of this transaction, Patient Portal Connect, Inc. became a wholly-owned operating subsidiary of the Company.

BUSINESS OPERATIONS OF THE COMPANY

         Patient Portal Technologies, Inc. through its newly acquired subsidiary, Patient Portal Connect, Inc. (PPC) is well positioned to be the premier provider of integrated workflow solutions in the healthcare industry. Having developed the industry's newest, leading-edge process improvement delivery platform for the healthcare industry, PPC is poised to capture a significant segment of the multi-billion dollar healthcare market. Its proprietary systems were developed in close coordination with hospital industry partners to provide multi-layer functionality across a wide spectrum of critical patient-centric workflows that result in immediate improvements in cost savings, patient outcomes, and revenue growth for hospitals. PPC's revolutionary solutions are changing the way hospitals and patients do business in today's healthcare environment.

         Nationwide, an explosive demand for more customized healthcare has resulted in a greater need for improved productivity, efficiency, and customer service in hospitals. PPC has pioneered the development of integrated software applications that combine technology and industry expertise with unique customization designed to better manage the hospital/patient relationship and improve hospital operational processes. Further, our solutions enable hospitals to achieve compliance with strict government mandates that affect reimbursements by requiring measured improvements in productivity, efficiency, and patient satisfaction. PPC's proven technologies provide tremendous economic benefit for healthcare providers.

         PPC intends to rapidly gain market share by leveraging strategic relationships and acquiring companies with existing hospital contracts. The company's acquisition strategy will enable it to achieve immediate profitability, grow rapidly, and quickly gain first mover advantage. PPC's sophisticated technology platform allows the company to create additional revenue streams with minimal cost by accessing enhanced service modules as market demand changes. This scaleable architecture creates even greater profitability by enabling multiple services to be delivered over the PPC service delivery platform.

         Management believes that PPC is primed to swiftly react to the ever-changing healthcare industry. Unlike the costly, capital-intensive and stand-alone products offered by our industry competitors, PPC's sophisticated platform offers flexible solutions and functionalities that are universal enough to have broad appeal while still allowing for a level of customization that is necessary to integrate with a hospital's existing legacy system, and at an affordable cost. Our flexible platform also enables the healthcare providers to fulfill the government's newest mandates for a full "continuum of care" from the hospital to the home. This unique ability enables PPC to present a tailored solution to our customers at a cost-effective price and will dramatically enhance our ability to capture significant market share nationwide.

         PPC's expertise is in its ability to create win-win opportunities for hospitals and patients by clearly defining customized, flexible, and integrated healthcare solutions with measurable results. PPC enables hospitals to improve patient flow, enhance patient satisfaction, and create long-term relationships with patients as they move from hospital to home. In so doing, hospitals gain productivity and efficiency enhancements, reduce the burden on staff and increase cash flow by optimizing reimbursements from third-party sources.

PATIENT PORTAL PRODUCTS AND SERVICES
------------------------------------

         Many hospitals are plagued with decentralized workflows and vertical silos of information that create redundant, costly processes and a disjointed patient experience. Competition and consumers are demanding change.

         PPC addresses that need for change with customized solutions that improve efficiency and productivity of administrative processes directly affecting the patient relationship and the hospital's ability to generate revenue. Hospitals gain real-time reports, reallocation of labor hours, improvements in productivity and revenue, opportunities to enhance customer service, enhanced branding, and compliance with government directives to measure outcomes. The sophistication of our system core elements can be integrated into any hospital nationwide while allowing for cost-effective customization to meet the specific needs of each institution.

* PPC was created as an outcome of working with our hospital partners in a live laboratory to create process solutions that are cost-effective, scalable, and allow for seamless and transparent integration into the hospital's legacy systems and culture.

* Our workflow and patient management systems bring the hospital in compliance with Joint Commission on Accreditation of Healthcare Organizations (JCAHO) mandates, which boost the hospital's pay-for-performance reimbursements.

         The following is a brief description of the principal services delivered by PPC:

Patient Tracker Services:
-------------------------

         Having the right patient in the right place at the right time is a key tenet of business in healthcare. That can be difficult and costly when up to 60 percent of all admissions come through the Emergency Department and are unplanned. Coordinating efforts of interdepartmental staff involved in patient flow is challenging when hospitals continue to work with paper slips and white boards to determine room availability. Inefficiency is costly considering each patient who leaves or is diverted from the ED costs the hospital $15,000 or more. With overcrowding and Emergency Department diversions becoming the norm, hospitals are searching for innovative, cost-effective ways to manage patient throughput.

         In support of this trend, the Joint Commission on the Accreditation of Health Care Organizations (JCAHO) issued a standard in January 2005, Managing Patient Flow (LD.3.15). This standard measures leadership progress towards development and implementation of plans to identify and mitigate impediments to efficient patient flow throughout the hospital.

         Patient Tracker is PPC's direct response to address this critical industry-wide challenge. Patient Tracker was developed with guidance from one of the most respected technology hospitals in the industry. The system provides real-time information on the current location of all patients by collecting and displaying critical-path information within departments and hospital-wide. The interactive screens provide each member of the care team with useful information concerning critical tasks, room availability, messaging, and time-stamped workflow. We have developed a user-friendly graphical interface that allows all hospital stakeholders including nurses, administration, transport, and housekeeping to determine patient location, room availability, and staff performance. To minimize costs we have designed a centralized data management architecture that allows hospitals to share in the savings of networked based capabilities and realize a documented ROI of less than 12 months.

         Patient Tracker provides quantitative and qualitative data that allows administrators to predict trends and determine best use of critical resources. Further, the system is flexible and scalable for customized integration into any hospital's legacy systems and culture. The Patient Tracker system's effectiveness is further enhanced by a unique module, ED Tracker, unmatched by any software application in the industry. Made specifically for the Emergency Department, this application seamlessly integrates with our hospital-wide Patient Tracker system and is customized to provide for transparent use within the hospital's current process flow.

Patient Relationship Services:
------------------------------

         The typical flow of information through a hospital can often stop at the front line since nurses hear most patients' needs--medical and non-medical--but have little time to react to anything beyond medical concerns. In all facets of healthcare, effective communication with patients and addressing their non-medical needs are often bypassed for more pressing medical issues...until recently. Industry studies continue to prove that there is a direct correlation between effective patient communication and improved medical outcomes. The shift toward improved patient satisfaction can be enhanced further if patients are given a means of controlling their hospital environment and if information about patients can be shared among caregivers.

         Stimulated by this trend, new JCAHO mandates call for improved patient communication and management with 2007 National Patient Safety Goals, "Improve the effectiveness of communication among caregivers (Goal 2)," "Encourage patient's active involvement in their own care...(Goal 13)," and "Define and communicate the means for patients and their families to report concerns about safety...(Goal 13A)." As hospital compliance with these goals determines pay-for-performance reimbursements, administrators put high value on process improvements that enhance patient communication, customer service, and process efficiency.

         To meet these needs and requirements, PPC has developed the following patient relationship services:

         Scheduler Elite: A suite of innovative and elegantly simple applications designed to collect and display scheduling data on a "real-time" basis within departments and enterprise-wide. Scheduler Elite is a comprehensive, web-based patient management application featuring interactive data controls that allow multi-user simultaneous access so doctor's offices, hospital departments, and scheduling services can share and collect patient data across multiple platforms. Scheduler Elite's unique configurability incorporates processes to facilitate compliance and best practices. PPC retains extraordinary value by gaining multiple patient touch points, integrating 24/7 call coverage, and hosting the application and data.

         ConnectMD: This is a innovative service platform which provides nearly effortless customer service for patients on behalf of the heathcare institution, ensuring consistent communication with patients, which closes the loop between medical offices, patients, and the hospital after hours or during ED overflow when a timely response can be critical. ConnectMD features live-answer contact with our Patient Contact Representatives and custom scripting for the doctor's office or hospital department. ConnectMD provides a third communication option for our varied customer base beyond web and electronic systems.

         Physician Finder: The advanced technology of Physician Finder seamlessly integrates with the hospital databases to create a customized application for instantaneous data queries across multiple matrices matching physicians with patient criteria. The sophistication of this platform supports enhanced customer service initiatives, such as an automatically generated letter or email listing the selections and personalized directions to the medical offices from the patient's specified address. Further, all patient data and physician selections can be queried and cross matched in real-time reports for more focused marketing and targeted education to the patient.

         Instant Response Line: An interactive, live response solution that enables patients to log a non-medical need, which is electronically transferred to an appropriate hospital department for resolution in a timely fashion. Putting the hospital in proactive mode, improves interdepartmental communication, and adds an unparalleled level of customer service for the patient. A key element to the success of this system is time-stamped reporting that allows administrators to see how quickly and efficiently their staff responds. Administrators can request immediate notification regarding certain calls for direct intervention and response. Instant Response Line provides a single point of contact for all patient problems and leads to greater patient satisfaction.

         Quick Pulse Surveys: Quick inpatient surveys allow hospital administrators to keep their "finger on the pulse" of what patients are thinking while in house--a vastly different concept from industry standard post-discharge surveys hospitals typically employ. This customized service focuses on finite issues, allowing the hospital to direct specific, timely solutions. A key differentiator between our service and competing survey services is our ability to collect patient response data in real time while the patient is still involved in the experience. The data is also made available in real-time with follow-up analysis available so hospitals can benchmark and measure improvements, putting the hospital in compliance with pay-for-performance government initiatives.

         Outcomes Optimizer: Nationally, the prevalence of medical errors related to the discontinuity of care from the inpatient to the outpatient setting is high and may be associated with an increased risk of re-hospitalization. Further, more than one in five seniors take five or more different prescription drugs every day. The difficulty in coordinating medical care among providers is exacerbated with poor communication vehicles and disparate technology systems making continuity of care nearly impossible.

         To address this pressing concern, beginning in 2008, the Joint Commission on the Accreditation of Healthcare Organizations (JCAHO) requirements mandate hospitals to implement processes that manage patient treatment across the full continuum of care from hospital to home and between all caregivers. To satisfy requirements for successful accreditation and pay-for-performance reimbursements, hospitals must look outside the traditional healthcare paradigm to create a broader spectrum of care and communication.

         In direct response to one of healthcare's most critical needs, Patient Portal Connect's Outcomes Optimizer is a revolutionary system that enables incongruent providers to coordinate efforts across a full continuum of care. Outcomes Optimizer effectively bridges the communication gaps between providers with multi-layered architecture that coordinates tasks and patient information in real time. Our state-of-the-art system gains us strategic competitive advantage with applications that qualify and quantify critical patient data and measure improvements in patient outcomes to ensure hospital reimbursements for JCAHO compliance in 2008. We are positioned ahead of the curve enabling hospitals to proactively address preventative medicine and wellness education among caregivers from the hospital to the home with remote diagnostic monitoring, wellness education, and medication monitoring. These services provide a continuum of support and position us to be at the forefront of outcomes-based requirements for healthcare.

         A critical component of our Outcomes Optimizer is the ability to provide feedback to physicians and close the communication loop with web-based access to patient information for home healthcare providers, hospitals, and physicians. To ensure the discharge management process continues the hospital's relationship with the patient at the home, our Outcome Optimizer system provides critical data feedback and continuous, real-time patient data flow to multiple providers after discharge. These factors are distinctive to our services and emphasize a private-branded full continuum of care for the hospital.

VIRTUAL NURSE(TM) MARKETING AGREEMENT
-------------------------------------

         In April, 2007, the Company acquired a minority interest in Virtual Nurse, Inc. of Palm Beach Gardens, FL, and entered into a joint Marketing
Agreement to introduce Patient Portal and Virtual Nurse(TM) services to healthcare institutions throughout the United States.

         Virtual Nurse's mission is to provide healthcare organizations with efficient, cost-effective nursing solutions. It offers the highest quality of care through experienced, skilled, productive, and motivated nurses who benefit from the convenience of working at home on a flexible time schedule. As a result, it is able to give healthcare facilities assurance that every patient receives condition-specific education before entering their facilities and ensure that every assessment has been carefully documented and delivered on time.

         Virtual Nurse's PASS (Pre-Admission Screening Services) program fulfills a critical need in the healthcare industry as expenditures continue to increase and nursing shortages become greater Virtual Nurse offers the expertise of registered nurses without the challenges or costs of adding on-site staff. Virtual Nurse's RNs perform the administrative medical screening tasks usually conducted by registered nurses in a healthcare facility, with one important distinction: their RNs are dedicated to this service seven days a week, including extended hours, while hospital nurses attempt to contact patients during abbreviated calling hours.

         Virtual Nurse enables healthcare providers to reallocate all available RNs to medical areas where they are needed most, free from the time-consuming administrative responsibilities of calling patients and coordinating paperwork. Further, the perception to patients is that the healthcare facility is the service provider. Therefore, the healthcare facilities gain improved patient care and satisfaction, superior customer service, and enhanced brand image.

HEALTHCAST(TM) PATIENT NETWORK SYSTEM LICENSE AGREEMENT
-------------------------------------------------------

As part of its healthcare services package, PPC has recently begun to market the newly-developed HealthCast Patient Network System under an exclusive technology license from Omnicast, Inc. HealthCast is the first suite of customized hospital television channels that invites viewers to interact with channel programming and delivers condition-specific content directly to a patient's TV, IP phone, or home computer. HealthCast features an exclusive digital signage platform that promotes an unparalleled level of communication by simultaneously showing video, an information scroll, and additional customized messaging to a single patient, certain patient groups, or to specific areas of the hospital. HealthCast is the only patient network that puts the hospital in control of multiple information streams for an unprecedented level of communication and education for patients and families. In addition, HealthCast's proprietary platform captures viewing metrics so hospitals can document educational content delivery for pay-for-performance reimbursement, and commercial sponsors can respond to patient viewing habits

         HealthCast's Foundation Channel, Education Services Channel, and MyMail station present personalized content to specific patients. In turn, patients have opportunities to interact with the multimedia platform to respond to channel content, such as with live auctions on the Foundation Channel, text messaging or E-Greetings on MyMail, or by answering questions to win prizes after watching condition-specific educational programming. The Foundation Channel promotes fundraising events and announcements with celebrity endorsements and national sponsorship.

EMPLOYEES
---------

         As of April 30, 2007, the Company currently has seven full-time employees and three part-time employees. In addition, the Company contracts for 24/7 Operator Call Center and Data Management Services with Worldnet Communications, Inc. of Syracuse, NY. The Company's sales and marketing is primarily conducted through a Master Dealer Agreement with VOX Technologies, Inc., which utilizes over one hundred independent dealer representatives throughout the United States to market the Company's products and services to healthcare institutions on a commission-only basis.

ITEM 2 - PROPERTIES
-------------------

         The  Company   currently   maintains   its   executive   offices  on  a
month-to-month basis at the offices of its Patient Portal Connect, Inc. subsidiary at 7108 Fairway Drive, Palm Beach Gardens, FL 33418.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of securities holders during the three months ended December 31, 2006 (the fourth quarter of the fiscal period covered by this report).

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-------------------------------------------------------------------------------

         (a) The Company's Common Stock was initially listed on the OTC Bulletin Board Market (Current Symbol: "PPRG") from July 27, 2005 to January, 2006. The prices shown for the third and fourth quarter of 2005 are as reported by the Bulletin Board, and for the four quarters of 2006 by the OTC Pink Sheets.

                                          HIGH   LOW       HIGH     LOW
                                          BID  PRICES      ASK    PRICES

Fiscal Year 2005:
-----------------

July 27 - September 30                   $2.00   $.30     $3.00    $.47
October 1 - December 31                  $ .40   $.155    $ .47    $.165

Fiscal Year 2006:
-----------------

Quarter Ended 3/31/06                    $ .14   $.08     $ .17    $.10
Quarter Ended 6/30/06                    $1.45   $.35     $1.60    $.38
Quarter Ended 9/30/06                    $ .80   $.22     $ .90    $.20
Quarter Ended 12/31/06                   $1.50   $.15     $1.75    $.18

         Sales prices do not include commissions or other adjustments to the selling price. All prices are adjusted for the on-for-ten reverse split of Common Stock which was effective 9/01.06.

         (b) HOLDERS - As of March 31, 2007, there were 311 shareholders of record of the Company's Common Stock.

         Based upon information from nominee holders, the Company believes that the number of beneficial holders of its Common Stock exceeds 3,000.

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

         (d) WARRANTS AND OPTIONS- As of December 31, 2006, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per- share indicated, and which expire on the date indicated, as follows:

Description                   Number          Exercise Price     Expiration
---------------------------------------------------------------------------
Class "A" Warrants            365,000            $ 2.00           12/31/11
Class "B" Warrants            365,000            $ 3.00           12/31/11
Class "C" Warrants            365,000            $ 4.00           12/31/11
Class "D" Warrants          3,650,000            $  .50           12/31/09

2002 INVENTIVE STOCK OPTION PLAN

         On November 22, 2002, the Shareholders of the Company ratified the Company's "2002 Incentive Stock Option Plan" and reserved 1,000,000 shares for issuance pursuant to said Plan. As of December 31, 2006, no options have been awarded pursuant to this Plan.

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

         On December 8, 2006, the Registrant completed its acquisition of 100% of the capital stock of Patient Portal Connect, Inc. of Palm Beach Gardens, Fl, through the issuance of 17,500,000 shares of Common Stock of the Company to the shareholders of Patient Portal Connect, Inc. in a tax-free share exchange. As a result of this transaction, Patient Portal Connect, Inc. became a wholly-owned operating subsidiary of the Company.

         Patient Portal Connect is a leading provider of creative technology solutions and process improvements for healthcare institutions. The company's products and services utilize a state-of-the-art proprietary software platform that optimizes patient flow, reduces administrative costs, and maximizes reimbursement. The Company intends to expand the business operations of this subsidiary through a national marketing program and to seek prospective acquisition candidates within the healthcare services industry.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company was established in November, 2002. On December 31, 2002, the Company acquired a controlling interest in Caribbean Pacific Natural Products, Inc. The results of operations for the twelve months ended December 31, 2005 include the business operations of this subsidiary, which was divested by the Company on September 30, 2005. The results of operations for the twelve months ended December 31, 2006 include the business operations of the Company's Patient Portal Connect, Inc. subsidiary which was acquired on December 8, 2006.

Year Ended December 31, 2006 vs. December 31, 2005
--------------------------------------------------

         The Company reported $ 1,690 of revenue for the Year Ended December 31, 2006 and $0 for the comparable period in 2005 This increase is solely attributable to the acquisition of the Company's Patient Portal Connect, Inc. operating subsidiary in December, 2006 and minimal start-up revenues attributed to this subsidiary during this period. The results for 2005 reflected the discontinuance of direct business operations and the subsequent sale of the Company's previous sole operating subsidiary in 2005, and the subsequent acquisition of Patient Portal Connect, Inc. in December, 2006.

         Cost of sales for the Year Ended December 31, 2006 were $ 115,332 as compared to cost of sales of $0 during the same period in 2005.

         Selling and marketing expenses were $ 0 for the Year Ended December 31, 2006 as compared to $0 in 2005. Administrative expenses were $173,499 for the Year Ended December 31, 2006 as compared to $90,000 during the same period in 2005, an increase of $83,499. This increase is solely attributable to the acquisition of the Company's Patient Portal Connect, Inc. operating subsidiary in December, 2006.

         Interest costs were $126,152 for the Year Ended December 31, 2004 compared to $25,653 in 2005.

         The Company reported a net loss of ($401,408) for the Year Ended December 31, 2006 as compared to a net loss of ($130,653) during the same period in 2005. This represents a loss per share of $(.01) during the Year Ended December 31, 2006 as compared to a loss per share of $(.01) for the same period in 2005.

Year Ended December 31, 2005 vs. December 31, 2004
--------------------------------------------------

         The Company reported $88,583 of revenue for the Year Ended December 31, 2004 and $0 for the comparable period in 2005, a 100% decrease in sales of $88,583. This decrease is attributable to the discontinuance of direct business operations and the subsequent sale of the Company's sole operating subsidiary.

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

Liquidity and Capital Resources

         The accountants' report for the Company's financial statements included herein is qualified with respect to the Company's ability to continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $401,408 and $130,653 and during the years ended December 31, 2006 and 2005, respectively. Additionally, the Company had a stockholders' equity of $717,977 at December 31, 2006 and its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. As of December 31, 2006 the Company had a working capital deficit of $354,311.

         On December 8, 2006, the Registrant completed its acquisition of 100% of the capital stock of Patient Portal Connect, Inc. of Palm Beach Gardens, Fl, through the issuance of 17,500,000 shares of Common Stock of the Company to the shareholders of Patient Portal Connect, Inc. in a tax-free share exchange. As a result of this transaction, Patient Portal Connect, Inc. became a wholly-owned operating subsidiary of the Company.

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

ITEM 7 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----

Report of Walden Certified Public Accountant, P.A..........................F-1

Balance Sheet as of December 31, 2006......................................F-2

Statements of Operations for the two years
  ended December 31, 2006 and 2005 ........................................F-3

Statements of  Stockholders' Equity for the two years
  ended December 31, 2006 and 2005 ........................................F-4

Statements of Cash Flows for the two years ended
  December 31, 2006 and 2005 ..............................................F-5

Notes to Financial Statements......................................F-6 to F-16

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders Of Patient Portal Technologies, Inc. And Subsidiary

         We have audited the accompanying balance sheet of Patient Portal Technologies, Inc. and Subsidiary as of December 31, 2006, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of he Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patient Portal Technologies, Inc. and Subsidiary as of December 31, 2006, and the results of operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Walden Certified Public Accountant, P.A.
Sunny Isles, Fl
Dated: April 9, 2007

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                                    (Audited)





                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               1,690
  Accounts Receivable                                                     1,202
  Inventory                                                                   0
  Prepaid Expenses                                                       27,500
                                                                 ---------------
      TOTAL CURRENT ASSETS                                               30,392

PROPERTY, PLANT AND EQUIPMENT, net                                      822,288

LONG-TERM NOTE RECEIVABLE                                               250,000
                                                                 ---------------

      TOTAL ASSETS                                                    1,102,680
                                                                 ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       34,255
  Notes Payable                                                         337,317
  Other current liabilities                                              13,131
                                                                 ---------------
      TOTAL CURRENT LIABILITIES                                         384,703
                                                                 ---------------

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
  1,000,000: Issued 60,000 shares, at par value                            600
                                                                 ---------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    100,000,000; 23,671,601 Shares
    issued and outstanding at Dec 31, 2006                               23,671
  Additional paid-in-capital                                          3,523,446
  Retained deficit                                                   (2,829,740)
                                                                 ---------------
      TOTAL STOCKHOLDERS' EQUITY                                        717,977
                                                                 ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      1,102,680
                                                                 ===============


               See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                DECEMBER 31, 2006
                                    (Audited)


                                                      Twelve Months Ended
                                                            Dec 31,
                                                           (Audited)
                                                --------------------------------
                                                     2006             2005
                                                --------------   ---------------
NET SALES                                       $       13,575   $           --

COST OF SALES                                          115,332               --
                                                --------------   ---------------

GROSS PROFIT                                        ($ 101,757)              --
                                                --------------   ---------------

DIRECT OPERATING EXPENSES:
  Sales and marketing                                                        --
  Administration                                       173,499          105,000
                                                --------------   ---------------

TOTAL OPERATING EXPENSES                               173,499          105,000
                                                --------------   ---------------

(LOSS) FROM OPERATIONS BEFORE
  OTHER INCOME AND EXPENSE                      $     (275,256)        (105,000)
                                                --------------   ---------------

OTHER INCOME AND EXPENSES
  Other Income (Expense)
  Net of Interest Expense                       $     (126,152)         (25,653)
                                                --------------   ---------------

OPERATING LOSS BEFORE TAXES                     $     (401,408)        (130,653)

PROVISION FOR INCOME TAX                                    --               --
                                                --------------   ---------------

NET (LOSS)                                      $    (401,408)         (130,653)
                                                ==============   ===============


Net Loss per share:                             $         (.01)  $         (.01)
                                                ==============   ===============

Common shares outstanding (weighted)                13,401,899        9,979,000
                                                ==============   ===============


              See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                DECEMBER 31, 2006
                                    (Audited)



                                Common Stock  Additional
                                  $.001        Paid-In     Retained
                      Shares    Par Value      Capital     Deficit       Total
                   ----------- -----------   -----------  ----------- ----------

Balance
January 1, 2006      9,979,479   $  9,979   $ 2,624,467  $(2,432,310) $ 202,136

Reverse Split of
Common Stock
1-for-10
Sept. 1, 2006       (8,981,530) ($  8,981)                               (8,981)

Issuance of Common
Stock For services   2,123,652   $  2,123                                 2,123

Issuance of Common
Stock For Debt
Conversion           2,200,000   $  2,200       333,139                 335,339

Issuance of Common
Stock For Preferred
Stock Conversion       850,000   $    850                                   850

Issuance of Common
Stock For Share
Exchange
Acquisition         17,500,000   $ 17,500                                17,500

Issuance of
Preferred Stock         60,000   $    600    $  565,840               $ 566,440

Adjustment to
Retained Deficit                                         $     3,978  $   3,978

Net loss for the
Year ended
Dec 31, 2006
  (Audited)                 --         --                $  (401,408) $(401,408)
                   ----------- -----------   -----------  ----------- ----------

Balance Dec 31,
 2006               23,731,601   $ 24,271    $3,523,446  $(2,829,740) $ 717,977
(Audited)          =========== ===========   ===========  =========== ==========



              See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                DECEMBER 31, 2006
                                    (Audited)


                                                                   Year Ended
                                                                   December 31,
                                                                      2006
                                                                    (Audited)


OPERATING ACTIVITIES:
  Net Income (Loss)                                                   ($401,408)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Common stock and Warrants issued for services                              --
  Depreciation and amortization                                              --
  Book value of assets disposed                                              --
  Bad debt                                                                   --
  (Increase) decrease in assets:
    Accounts receivable                                                  (1,202)
    Inventory                                                                --
    Other current assets                                                     --
    Other assets                                                        (27,500)
  Increase (decrease) in liabilities:
    Accounts payable                                                     13,131
    Accrued expenses -                                                   34,255
    Accrued expenses - other                                            337,317
    Redeemable preferred stock                                              600
                                                                 ---------------

      Total adjustments                                                 356,601
                                                                 ---------------

NET CASH (USED IN) OPERATING ACTIVITIES                                 (44,807)
                                                                 ---------------
INVESTING ACTIVITIES:
  Purchase of fixed assets/Company funding                             (878,135)
                                                                 ---------------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                                --
                                                                 ---------------
FINANCING ACTIVITIES:
  Issuance of Stock                                                     922,252
                                                                 ---------------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                       --
                                                                 ---------------
NET INCREASE (DECREASE) IN CASH                                              --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,000
                                                                 ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  1,690
                                                                 ===============

              See notes to the consolidated financial statements.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)



NOTE 1 -- GOING CONCERN

         As shown in the Company's Annual financial statements, the Company incurred a net loss of ($401,408) during the year ended December 31, 2006 and ($130,653) during the year ended December 31, 2005. Additionally, the Company had a stockholders' equity of $717,977 during the year ended December 31, 2006; however, its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt conve3rtible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2007 and to continue its product development efforts and adjust its operating structure to reduce losses and ultimately attain profitability. Management's plans in this regard include, but are not limited to, the following:

         1. Raise additional working capital by either borrower or through the issuance of equity, or both;

         2. Negotiate terms with existing trade creditors and strategic vendors; negotiate an alliance with strategic co-ventures for stronger distribution channels in the health care markets.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)


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

         On December 8, 2006, the Registrant acquired 100% of the capital stock of Patient Portal Connect, Inc. of Palm Beach Gardens, FL through the issuance of 17,500,000 shares of Common Stock of the Company to the shareholders of Patient Portal Connect, Inc. in a tax-free share exchange. As a result of this transaction, Patient Portal Connect, Inc. became a wholly-owned operating subsidiary of the Company.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)


RECAPITALIZATION OF CARIBBEAN PACIFIC NATURAL PRODUCTS, INC.

         Material sales and expenses included in prior consolidated financial statements of the Company resulted from the inclusion of financial information of the Company's 60% owned subsidiary Caribbean Natural Products, Inc. ("Caribbean Pacific Natural Product"), which is a developer and marketer of all-natural sun-car and skincare products for luxury resorts, theme parks and spas. In December 2002, the Board of Directors of the Company approved a plan to acquire Caribbean Pacific Natural Products. On January 22, 2003, the Company acquired a 60% equity interest in Caribbean Pacific Natural Products. In exchange for its 50% equity interest in Caribbean Pacific Natural Products, the Company issued to the Quigley Corporation: (I) 750,000 shares of the Company's common stock, which Suncoast has agreed, at its cost, to register for public resale through an appropriate registration statement; and (ii) 100,000 shares of Suncoast's Series A Redeemable Preferred Stock, which bears certain redemption features discussed in Note 6 - Redeemable Preferred Stock.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)


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

                                               Year Ended
                                               December 31,
                                               2006                  2005
                                               (Audited)


Interest Costs                               $  126,152              $25,653
Administrative costs                         $                       $90,000
                                             -------------------------------
                                             $  126,152             $115,653
                                             ===============================

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to five years.

INVENTORIES

         While inventories were stated at the lower of cost or market, and the Company used the first-in, first-out ("FIFO") method of determining cost for all inventories, inventories were sold as of September 30, 2005, at the time that the subsidiary was sold.

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

                       PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)


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

         Effective for the fiscal years ended December 31, 2004, and for December 31, 2006, the Company has adopted the fair value method of accounting described in SFAS 123 and SFAS 148.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)



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

         Effective September 28, 2005, the Company sold its entire equity interest in Caribbean Pacific Natural Products, Inc. and CP Suncoast Manufacturing, Inc. to Suncoast Nutriceuticals, Inc. (SNI) in exchange for a two-year Promissory Note in the principal amount of $250,000 and 3,500,000 Shares of SNI Common Stock. The assets and liabilities attributable to the two subsidiaries were assumed by SNI as a result of this transaction.

NOTE 3 - INVENTORY

         The Company had no inventory as of December 31, 2006.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:


                                            December 31,
                                               2006


Machinery and equipment,                     $ 822,288
Computer software and website
                                             ----------

                                             $ 822,288


Less:  Accumulated depreciation                     (0)
                                             ----------

Property, Plant and Equipment, net           $ 822,288
                                             ==========

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)



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

         The Company's operations were conducted in the United States and Mexico. The Company only had sales stations in Mexico and all operations including distribution, marketing and administrative services were performed in the United States. The Company did not incur any foreign currency trading adjustments as all of its sales were settled in U.S. dollars. In addition, all of its business units books were maintained in U.S. dollars.

         The Company had no net sales from this segment for the year ended December 31, 2006. All of the Company's long-lives assets are located in the United States.

NOTE 6 - CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

         The Corporation shall have the right to redeem the shares of Series A Stock at any time following the date of issuance. The Redemption Price for each share shall be $10.00 per share plus an interest factor which shall accrue from the date of issuance through the date of redemption. The interest rate shall be a fixed annual rate equal to the prime rate announced by Citibank, NA, New York City, on the date of issuance, and may be payable in cash or accrued until redemption. In the event that all shares are not put by the holder to the Corporation or redeemed by the Corporation prior to December 31, 2007, all such

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)


shares shall be redeemed by the Corporation at face value, together with accrued interest, if any, as of that date. These preferred shares were valued at $937,596, which represented the net present value of the redemption obligation, which absent early redemption by the Company, has a fixed redemption date of January 22, 2007. All 100,000 of these Shares were converted by the holder on December 1, 2006 into 850,000 Shares of common stock.

         During the quarter ended December 31, 2006, the Company sold 60,000 Shares of Preferred Stock, designated Class "A" Convertible Redeemable Preferred Stock, to six investors for total net consideration of $566,440.

NOTE 7 - CAPITAL STOCK TRANSACTIONS

         Significant provisions of the Company's capital stock are highlighted below and are subject to the provisions of the Company's Certificate of Incorporation and the Bylaws:

Preferred Stock

         The Company presently authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value per share. Such preferred stock may be issued in one or more series on such terms and with such rights, preferences and designations as our board of directors may determine. Such preferred stock may be issued without action by stockholders. On December 31, 2002, the Company issued 100,000 Shares of Preferred Stock, designated Class "A" Redeemable Preferred Stock, to The Quigley Corporation as partial consideration for the acquisition of 60% of the Common Stock o Caribbean Pacific Natural Products Inc. (See Note 6)

Common Stock

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

         On September 1, 2006, the Company undertook a reverse-split of its common stock through the issuance of one new share of common stock for each ten issued and outstanding shares of common stock.

         On December 1, 2006, the Company issued 850,000 Shares of common stock to The Quigley Corporation in conversion of its 100,000 Shares of Series A Redeemable Convertible Preferred Stock.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)


         On December 1, 2006, the Company issued 1,700,000 shares of common stock in conversion and satisfaction of $170,000 of outstanding loans payable and 500,000 shares of common stock in settlement of a contingent liability.

         On December 8, 2006, the Company issued 17,500,000 Shares of its common stock in exchange for 100% of the issued and outstanding capital stock of Patient Portal Connect, Inc. and 500,000 shares of common stock in conversion and satisfaction of $500,000 of short-term loans payable of Patient Portal Connect, Inc.

         During the year ended December 31, 2006, the Company issued a total of 2,123,652 Shares of Common Stock pursuant to its employment agreements and as partial compensation for legal and marketing services.

         WARRANTS AND OPTIONS- As of December 31, 2006, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per- share indicated, and which expire on the date indicated, as follows:

Description                   Number          Exercise Price     Expiration
---------------------------------------------------------------------------
Class "A" Warrants            365,000            $ 2.00           12/31/11
Class "B" Warrants            365,000            $ 3.00           12/31/11
Class "C" Warrants            365,000            $ 4.00           12/31/11
Class "D" Warrants          3,650,000            $  .50           12/31/09

2002 INVENTIVE STOCK OPTION PLAN

         On November 22, 2002, the Shareholders of the Company ratified the Company's "2002 Incentive Stock Option Plan" and reserved 1,000,000 shares for issuance pursuant to said Plan. As of December 31, 2006, no options have been awarded pursuant to this Plan.

Reserved Shares

         The Company has also reserved for insurance up to 1,000,000 shares of common stock in connection with the 2002 Incentive Stock Option Plan. To date, no options have been granted under this plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         During the year ended December 31, 2006, the Company had no equipment or operating leases in effect. The Company paid a portion of real estate leases on four properties representing primary office space and company apartments in Palm Beach Gardens, FL and Baldwinsville, NY. The future minimum non-cancelable lease payments under leases are $93,427.29, $89,640.00, and $87,840.00 for the three years ended December 31, 2007, 2008, and 2009 respectively. The minimum lease payments for years 2010 through 2015 are $82,240.00 per year. The minimum lease payments for 2016 are $21,060.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                    (Audited)



Employment Agreements

         As of December 31, 2006, the Company had no Employment Agreements in effect.

Litigation

         From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

NOTE 9 - RELATED PARTY TRANSACTIONS

         During the period ended December 31, 2006, the Company entered into asset purchase agreements whereby it acquired certain software and technology from Patient Portal, Inc. for the purchase prices of $750,000 and $63,852. The controlling shareholders of the Company are also the controlling shareholders of Patient Portal, Inc., and the purchase and sale transactions were at market value for the assets acquired.

         Costs and expenses of the Company include billings of $5,537.48 from Patient Portal, Inc. for call-center services in support of hospital service contracts. Selling, General and Administrative expenses include $2,500 from Patient Portal, Inc. for IT support services. The controlling shareholders of the Company are also the controlling shareholders of Patient Portal, Inc., and the expenses were billed at market value for the services provided.

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

         The Directors and Executive Officers of the Registrant as of May 20, 2007 were as follows (address c/o 7108 Fairway Drive, Suite 215, Palm Beach Gardens, FL 33418):

Name & Address                  Age         Position
-------------------------------------------------------------------------------

Kevin Kelly                     47          President, CEO and Director
Thomas Hagan                    66          Secretary, Acting CFO and Director
Daniel Coholan                  50          Vice President and Director
David Wolf                      46          Chief Operating Officer

BOARD OF DIRECTORS, OFFICERS AND ADVISORS
-------------------------------------------------------------------------------

BOARD OF DIRECTORS:
-------------------

KEVIN KELLY

         Kevin Kelly is Chairman of the Board of Directors and the President and Chief Executive Officer of the Company, and formerly was Chief Executive Officer of Patient Portal Connect, Inc. In this role, Mr. Kelly is responsible for strategic planning, developing tactical alliances, and assuring synergy between the business plan and operations. Mr. Kelly is responsible for establishing the company direction. He has led the market analysis, financial, business planning, and implementation teams to assure a successful, fully integrated product launch. His vision and expertise helped position the launch of our innovative healthcare services, which are truly unique in the industry. Prior to joining Patient Portal Connect, Mr. Kelly served as co-founder, vice chairman of the board, and executive vice president for Worldnet Communications, Inc., d/b/a TMS since 2001. Under Mr. Kelly's direction, TMS increased per patient revenue by 25 percent, while also increasing profit margins by 30 percent. In 1995, Mr. Kelly co-founded Telergy with his brothers. During his five-year tenure with the company, he was responsible for financial planning, strategic direction, and developing the structures for the highly successful energy partnerships. Mr. Kelly grew the company from a start-up to a company that raised more than $600 million in capital, built the fifth largest fiber network in the country, employed more than 650 employees, and helped create a private valuation of $2.5B. Mr. Kelly also helped secure more than $400 million in contract sales. He is a graduate of LeMoyne College with a degree in Industrial Relations.

DANIEL COHOLAN

         Daniel F. Coholan is a Director of the Company, and was a co-founder of Patient Portal Connect, Inc. Mr. Coholan's 25-year career in the healthcare industry has encompassed an expansive spectrum of leadership roles and advisory positions. In 1980, Mr. Coholan founded De-Tec Anesthesia Detection Services, Inc. a nationally recognized distributor of anesthesia and anesthesia-related equipment for hospitals, sub-acute care facilities, and veterinary practices. As President and CEO of De-Tec, Mr. Coholan was honored five times as national distributor of the year for Draeger, Inc., and De-Tec was listed as one of Inc. magazine's fastest-growing privately-held companies to watch in 1990. At the helm of De-Tec, Mr. Coholan created unique sales and marketing initiatives for De-Tec's product lines, which secured a customer base of more than 500 hospitals. His professional expertise in establishing and developing marketing strategies has made him a sought-after consultant in the healthcare industry. Mr. Coholan also founded Shameg Development, a multi-million dollar real estate development company.

THOMAS HAGAN

         Mr. Hagan has been appointed as Acting Chief Financial Officer and a Director of the Company and brings to the Company a strong background in marketing, manufacturing and general management. He will be responsible for working with management to develop a comprehensive plan for the Company's business operations. Mr. Hagan served as President of The Dorette Company, a manufacturer of point of purchase advertising products company, from January, 1987 until October, 2002, and was responsible for a ten-fold increase in sales at that company during his tenure. His prior business experience includes management positions at General Electric Company in Cleveland, Philadelphia and Schenectady from 1960 to 1970. As a management consultant at McKinsey & Company from 1970 to 1973, he developed and managed marketing programs for numerous sales representative organizations, trade shows, key accounts and national accounts. Mr. Hagan is a graduate of Boston College School of Management, and received his Masters in Business Administration Degree from Case Western University. He has also served as a Captain in the U.S. Army Corps of Engineers.

OFFICERS:
---------

DAVID WOLF, Chief Operating Officer

         David Wolf is the Chief Operating Officer for the Company's Patient Portal Connect, Inc. operating subdidiary. Mr. Wolf has more than 22 years of healthcare and communications network experience in a variety of executive management and engineering roles. Mr. Wolf is a co-founder of Patient Portal Connect. Most recently, he was vice president of corporate development for TMS, a leading provider of patient communications management services. Mr. Wolf joined Worldnet Communications d/b/a TMS in 2001. In his role as vice president of corporate development, Mr. Wolf is responsible for developing the business strategy, network plan, network design, technology selection, procurement, implementation and on-going support for a variety of customers. He has assisted in transitioning the company from a transaction-based platform to a fully integrated contact management center. Prior to joining TMS, Mr. Wolf was Chief Technology Officer at Telergy, a provider of business telecommunications and diverse optical network solutions, from late 1997 to November 2001. At Telergy, he was responsible for designing, implementing and operating all network services, data storage facilities and high speed data platforms. He also was responsible for managing and maintaining the entire 3000 mile fiber optic network. He was also responsible for implementing the first DSL platform with

Nortel, the first networked video on demand platform with EMC, and developed the first digital central casting network for Clear Channels. In addition, he spent 14 years with Verizon in a variety of engineering and management roles. Most notable during his Verizon tenure was the two years he spent with the Advanced Customer Network department designing the most complex customer networks including the NY State Lottery Network, the first ACD-based, 911 Center, several distance learning networks, and multiple remote diagnostic healthcare networks. Mr. Wolf received his Bachelors of Technology degree in chemical engineering from the University of Dayton in 1983, and graduated with honors from Chapman Universities MBA program in1996. Mr. Wolf is also an adjunct professor at Syracuse University and a member of the board of directors of the Empire Federal Credit Union.

BOARD OF ADVISORS:
------------------

         In December, 2006, the Company established a Board of Advisors to assist the management of the Company in the execution of our business plan. All of our Advisors bring tremendous insight in all aspects of the health care industry, from medical issues by our Medical Advisors, to pharmaceutical, infrastructure and equipment installation issues by our Business Advisors. The members of the Advisory Board bring to our Company impressive backgrounds and talents and have made themselves available to advise our Executive Management Team and to facilitate the growth and expansion of our business operations.

Hon. J. Joseph Garrahy, Chairman

         J. Joseph Garrahy served four terms as governor of Rhode Island from 1976 to 1985 after four terms as lieutenant governor and three terms as a Rhode Island state senator. As chairman of National Governors' Association Subcommittee on Health Policy, Gov. Garrahy was a key spokesman for state leaders on healthcare matters. Upon leaving office he was a visiting professor at Providence College. He is a former senior vice president with the merchant banking firm of G. William Miller & Co. of Washington D.C. He a currently member of the board of directors of the Providence and Worcester Railroad, and is an active member of numerous community organizations.

Jane Gould

         Jane Gould is the President of Virtual Nurse, Inc., a marketing partner of the Company. Prior to joining Virtual Nurse in 2006, Ms. Gould served as President and Chief Executive Officer of the Visiting Nurse Regional Health Care System (VNR) serving the Metropolitan New York area. Ms. Gould built VNR into the third largest home-health organization in the region with a budget of $90 million and a staff of 1400 professionals and paraprofessionals. She is chair of the Board of Directors of the Home Care Association of New York State (HCA), which represents certified and licensed home care agencies, long-term home health care programs, and hospices. Prior to joining VNR, Ms. Gould served in the cabinet of former Governor Mario M. Cuomo as the director of the New York State Office for the Aging. licensed home care agencies, long-term home health care programs, and hospices. Prior to joining VNR, Ms. Gould served in the cabinet of former Governor Mario M. Cuomo as the director of the New York State Office for the Aging. In addition, she also co-chaired the board, with the Commissioner of Health, that oversaw the operations of the state-funded pharmaceutical program for the elderly (EPIC).

         Ms. Gould has been recognized nationally as a leader in the field of aging and was president of the Board of Directors of the National Association of State Units on Aging, the Washington, D.C.-based organization that rep-resents all state Offices for the Aging. Ms. Gould chaired the NYS Delegation to the 1995 White House Conference on Aging. She has frequently testified before legislative committees in New York State government and committees of the U.S. Senate and House of Representatives. Ms. Gould is a Fellow of the Brookdale Center on Aging, Hunter College of the City University of New York. She attended Harvard University's Kennedy School of Government Program for State and Local Government Executives. She is a graduate of Boston University and completed her graduate studies at Boston University's Graduate School of Education.

Sunderam K. Shetty, M.D., F.A.C.R.O.

         Dr. Shetty has served as the Medical Director of the Kaplan Cancer Center at St. Mary's Hospital in West Palm Beach, FL since 1981 He received his Board Certification in Therapeutic Radiology in 1980 and has the distinction of being a Fellow of the American College of Radiation Oncology (F.A.C.R.O.). Dr. Shetty received his medical degree in 1974 from Kasturba Medical College in Manipal, India. He served his residency there and another at the University Health Center of Pittsburgh. From 1979 through 1981, Dr. Shetty was a project investigator and Senior Fellow, M.D. at the Anderson Hospital and Tumor Institute in Houston, TX. Dr. Shetty has presented scientific academic papers concerning radiation therapy at the Annual Roentgen Society Meeting and Resident Award Competition at ASTR. Dr. Shetty is a distinguished member of the American Society of Therapeutic Radiation Oncologists, American College of Radiology, American College of Radiation Oncologists, and American Brachytherapy Society.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

         The following table sets forth all compensation awarded to, earned by, or paid by the Company for services rendered in all capacities to the Company during each of the fiscal years ended December 31, 2005 and 2006: (1) the Registrant's Chief Executive Officer, and (2) each of the other executive officers whose total salary and bonus for the fiscal year ended December 31, 2005 and 2006 exceeded $100,000.

ANNUAL COMPENSATION
                                   Deferred
NAME AND POSITION      Salary      Compensation        Warrants         Year
- ---------------------------------------------------------------------------
Kevin Kelly                                             500,000         2006

Daniel Coholan                                          500,000         2006

Thomas Hagan          $14,167                            50,000         2006
Thomas Hagan          $15,000                            50,000         2005

         No current Officer or Director of the Registrant received cash compensation for services rendered during calendar year 2004.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         (a) Security Ownership of Management - the number and percentage of shares of common stock of the Company owned of record and beneficially, by each officer and director of the Company and by all officers and directors of the Company as a group, and all shareholders known to the Company to beneficially own 5% or more of the issued and outstanding Shares of the Company, is as follows as of April 30, 2007. Unless otherwise shown, the address for each Shareholder is 7108 Fairway Drive, Ste. 215, Palm Beach Gardens, FL 33418:

Name and Address of          Position     Amount and Nature of    Percent of
Owner                                     Beneficial Ownership   % of Class
--------------------------------------------------------------------------------

Kevin Kelly  (1)             President     2,666,666   Owner         10.8%
                             & Director

Thomas Hagan (1)             CFO, Sec.       240,000   Owner         < 1%
                             & Director

Daniel Coholan (1)           VP and Dir.   2,666,666   Owner         10.8%

Brian Kelly (1)              Shareholder   2,666,666   Owner         10.8%

William Kelly (1)            Shareholder   2,666,666   Owner         10.8%

William J. Reilly (2)        Shareholder   1,850,000   Owner          7.5%
5447 NW 42nd Ave.             & Counsel
Boca Raton, FL 33496

Vicki Ramundo                Shareholder   2,666,666   Owner         10.8%
                             & Counsel

David Wolf                   Chief Op.     2,666,666   Owner         10.8%
                             Officer

                                          ----------                 -----
TOTAL OFFICERS, DIRECTORS &
SIGNIFICANT SHAREHOLDERS
AS A GROUP:                               18,089,996                 74.9%
                                          ==========                 =====

         (1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Company either owned directly or deemed to be beneficially owned by them. The percentage for each beneficial owner listed above is based on 24,136,601 shares outstanding on April 30, 2007, with respect to each such person holding options or warrants to purchase shares that are exercisable within 60 days after April 30, 2007, the number of options and warrants are deemed to be outstanding and beneficially owned by the person for computing such person's percentage ownership, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The number of shares indicated in the table include the following number of shares issuable upon the exercise of warrants: Kevin Kelly - 500,000 warrants, Thomas Hagan - 100,000 warrants, Daniel Coholan- 500,000 warrants, Brian Kelly - 500,000 warrants, William Kelly - 500,000 warrants, William J. Reilly - 500,000 warrants, Vicki Ramundo- 500,000 warrants, David Wolf- 500,000 warrants.

         (2) Includes 850,000 Shares and 250,000 warrants owned or beneficially owned by members of Mr. Reilly's family and which may be deemed to be beneficially owned by Mr. Reilly.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

For the fiscal year ended December 31, 2006 there have not been any material transactions between the Company and any of its officers and/or directors, except as set forth in its aforesaid Financial Statements for the two years then ended December 31, 2006, the contents of which commence on Page F-1.

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


PATIENT PORTAL TECHNOLOGIES, INC.



May 24, 2007     by:  /s/ KEVIN KELLY
                    -------------------------------------
                    Kevin Kelly
                    President


May 24, 2007   by:  /s/ Thomas Hagan
                    -------------------------------------
                    Thomas Hagan
                    Secretary, Acting CFO

May 24, 2007   by: /s/ Daniel Coholan
                    -------------------------------------
                     Daniel Coholan
                     Director





















23

--------------------------------------------------------------------------------