Form 10QSB
period 2007-03-31
Patient Portal Technologies, Inc.
filed 2007-05-31
CIK 1240093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED March 31, 2007

                         COMMISSION FILE NO. 333-107826

                        PATIENT PORTAL TECHNOLOGIES, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                          02-0656132
------------------------------                         ----------------------
State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                         Identification Number)

7108 Fairway Drive, Palm Beach Gardens, FL                    33418
------------------------------------------                  ----------
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

         The number of shares outstanding of each of the registrant's classes of common stock as of May 20, 2007 is 24,136,601 shares of $.001 par value Common Stock and 110,000 Shares of Class A Redeemable Convertible Preferred Stock, $.01 par value.

                        PATIENT PORTAL TECHNOLOGIES, INC.


                                      INDEX

                                                                            PAGE
PART I  FINANCIAL INFORMATION - Unaudited

Consolidated Balance Sheet-March 31, 2007.....................................1

Consolidated Statements of Operations-Three Months
  Ended March 31, 2007 and 2006...............................................2

Consolidated Statement of Stockholder's Equity (Deficit) -
  Three Months Ended March 31, 2007...........................................3

Consolidated Statement of Cash Flows-Three Months
  Ended March 31, 2007 and 2006...............................................4

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

Item 4. Submission of Matters to a Vote of Security Holders..................24

Item 5. Other Information....................................................24

Item 6. Exhibits on Reports on Form 8-K......................................24

Signature Page...............................................................25

                PATIENT PORTAL TECHNOLOGIES, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             12,080
  Accounts Receivable                                                   48,020
  Prepaid Expenses                                                      73,750
  Inventory                                                                  0
                                                                    ----------
      TOTAL CURRENT ASSETS                                          $  133,850

PROPERTY, PLANT AND EQUIPMENT, net                                     782,059

HOSPITAL CONTRACTS, net                                                407,931

LONG-TERM NOTE RECEIVABLE                                              250,000
                                                                    ----------

      TOTAL ASSETS                                                  $1,439,990
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      37,407
  Notes Payable                                                        387,317
  Other current liabilities                                                  0
                                                                    ----------
      TOTAL CURRENT LIABILITIES                                        424,724
                                                                    ----------

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
  1,000,000:Issued 110,000 shares, at par value                          1,100

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    100,000,000; 24,136,601 shares
    issued and outstanding at May 20, 2007                              24,136
  Additional paid-in-capital                                         3,926,130
  Retained deficit                                                  (2,936,100)
                                                                    ----------
      TOTAL STOCKHOLDERS' EQUITY                                     1,018,831
                                                                    ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     1,439,990
                                                                    ==========


See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Three Months Ended
                                                           March 31,
                                                          (Unaudited)
                                                     2007              2006
                                                 -----------        -----------
NET SALES                                        $   251,978        $         _

COST OF SALES                                        239,231                  _
                                                 -----------        -----------

GROSS PROFIT                                          12,747                  _
                                                 -----------        -----------

DIRECT OPERATING EXPENSES:
  Sales and marketing                            $    90,053              1,500
  Research and Development                            29,054
  Administration                                           -             35,000
                                                 -----------        -----------

TOTAL OPERATING EXPENSES                         $   119,107             36,500
                                                 -----------        -----------

(LOSS) FROM OPERATIONS BEFORE
  OTHER INCOME AND EXPENSE                       $  (106,360)           (36,500)
                                                 -----------        -----------

OTHER INCOME AND EXPENSES
  Start Up and
  Re-alignment Costs                                       -                  -
  Interest Costs (net)                                     -            (10,466)
                                                 -----------        -----------

OPERATING LOSS BEFORE TAXES                      $  (106,360)           (46,966)

PROVISION FOR INCOME TAX                                   -                  -
                                                 -----------        -----------

NET (LOSS)                                       $  (106,360)           (46,966)
                                                 ===========        ===========


Net Loss per share:                              $      (.01)       $      (.01)
                                                 ===========        ===========

Common shares outstanding                         24,136,601          9,979,479
                                                 ===========        ===========

See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                         Common Stock      Additional
                                  $.001      Paid-In     Retained
                       Shares   Par Value    Capital      Deficit       Total
                     ---------- ---------   ----------  -----------  ----------
Balance January 1,
 2007                23,731,601   24,271   $ 3,523,466  $(2,829,740) $  717,997

Issuance of Common
 Stock For services     405,000  $ 4,050   $            $         -  $    4,050

Issuance of
 Preferred Stock         50,000      500   $   402,644            -  $  403,144

Issuance of common
 stock pursuant to
 exercise of
 warrants                     -  $     -   $         -            -  $        -

Adjustment to
 Retained Deficit                                       $            $

Net loss for the
 three months
 ended March 31,
 2007 (Unaudited)             -         -            -  $  (106,360) $ (106,360)
                     ----------  --------  -----------  -----------  -----------

Balance March 31,
 2007 (Unaudited)    24,136,601  $ 28,821  $ 3,926,130  $(2,936,100) $1,018,831
                     ==========  ========  ===========  ===========  ===========




See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                               March 31,
                                                              (Unaudited)
                                                          2007           2006
                                                        ---------     ---------
OPERATING ACTIVITIES:
  Net Income (Loss)                                     $(106,360)    $ (46,966)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Common stock and Warrants issued for services              --            --
  Depreciation and amortization                            43,388          --
  Book value of assets disposed                              --            --
  Bad debt                                                   --            --
  (Increase) decrease in assets:
    Accounts receivable                                   (46,818)          869
    Inventory                                                            17,318
    Other current assets- prepaid expenses                (46,250)        7,500
    Other assets                                             --            --
  Increase (decrease) in liabilities:
    Accounts payable                                        3,152       118,832
    Accrued expenses -                                                   (7,250)
    Accrued expenses - other                               13,131        (5,844)
    Note Payable                                           50,000           --
                                                        ---------     ---------

      Total adjustments                                 ($  9,659)      144,150
                                                        ---------     ---------

NET CASH (USED IN) OPERATING ACTIVITIES                 ($116,019)       (3,980)
                                                        ---------     ---------
INVESTING ACTIVITIES:
  Purchase of fixed assets                              ($  3,159)         --
  Purchase Retail Hospital Contracts                    ($407,931)
                                                        ---------     ---------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES           ($411,090)         --
                                                       ---------     ---------
FINANCING ACTIVITIES:
  Issuance of Preferred Stock                            $537,499          --
                                                        ---------     ---------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                   $537,499          --
                                                        ---------     ---------
NET INCREASE (DECREASE) IN CASH                            10,390       ( 3,980)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,690         4,722
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  12,080     $     742
                                                        =========     =========

See notes to the consolidated financial statements.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -- GOING CONCERN

         As shown in the Company's Annual financial statements, the Company incurred a net loss of ($401,408) during the year ended December 31, 2006 and ($106,360) during the three months ended March 31, 2007. Additionally, the Company had a stockholders' equity of $717,977 during the year ended December 31, 2006 and $1,018,831 at March 31, 2007; however, its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt conve3rtible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

                                                       Year Ended
                                                      December 31,
                                             -------------------------------
                                                2006                 2005
                                             (Unaudited)
                                             -------------------------------

Interest Costs                               $  126,152            $  25,653
Administrative costs                         $                     $  90,000
                                             -------------------------------
                                             $  126,152            $ 115,653
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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

NOTE 3 - INVENTORY

         The Company had no inventory as of March 31, 2007.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:

                                                            March 31, 2007



Machinery and equipment,                                      $  782,059
Computer software and website
                                                              ----------
                                                              $  782,059


Less:  Accumulated depreciation                                       (0)
                                                              ----------

Property, Plant and Equipment, net                            $  782,059
                                                              ==========

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5 - SEGMENT INFORMATION

         The Company divested its former operating subsidiary as of September 30, 2005. Prior to that date, the Company had one reporting segment relating to the sales of all natural sun-care and skincare products for luxury resorts, theme parks and spas. As defined in SFAS 31, "Disclosures about Segments of an Enterprise and Related Information," allocate resources and assess the performance of the Company based on revenue and overall profitability.

         The Company's present operations are conducted solely in the United States, and all revenues are derived from the operations of the Company's Patient Portal Connect, Inc. subsidiary.

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

         During the quarter ended March 31, 2007, the Company sold 50,000 Shares of Preferred Stock, designated Class "A" Convertible Redeemable Preferred Stock, to five investors for total net consideration of $403,144.

         The holders of the Class A Stock shall be entitled to receive in preference to the holders of the Corporation's Common Stock, when, as and if declared by the Corporation's Board of Directors, annual dividends at the rate of $.10 per share and no more. Dividends on the Class A Stock shall be cumulative, and declared but unpaid dividends shall not bear interest. The holders of Class A Stock shall have no voting rights. No other Series or Class of Preferred Stock which may subsequently be designated or authorized by the Board of Directors shall be granted or otherwise be entitled to any voting rights.

         The Corporation shall have the sole right to redeem the shares of Class A Stock at any time following the date of issuance. The Redemption Price for each share shall be $12.50 per share plus an interest factor which shall accrue from the date of issuance through the date of redemption. The interest rate shall be a fixed annual rate of 10%.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 7 - CAPITAL STOCK TRANSACTIONS

         Significant provisions of the Company's capital stock are highlighted below and are subject to the provisions of the Company's Certificate of Incorporation and the Bylaws:

Preferred Stock

         The Company presently authorized to issue up to 1,000,000 shares of preferred stock, $.01 par value per share. Such preferred stock may be issued in one or more series on such terms and with such rights, preferences and designations as our board of directors may determine. Such preferred stock may be issued without action by stockholders. [See Note 6].

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


         During the quarter ended March 31, 2007, the Company issued a total of 405,000 Shares of Common Stock pursuant to its employment agreements and as partial compensation for legal and marketing services.

         WARRANTS AND OPTIONS- As of March 31, 2007, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per- share indicated, and which expire on the date indicated, as follows:

Description                   Number          Exercise Price     Expiration
---------------------------------------------------------------------------
Class "A" Warrants            390,000           $     2.00        12/31/11
Class "B" Warrants            390,000           $     3.00        12/31/11
Class "C" Warrants            390,000           $     4.00        12/31/11
Class "D" Warrants          3,650,000           $      .50        12/31/09

2002 INVENTIVE STOCK OPTION PLAN

         On November 22, 2002, the Shareholders of the Company ratified the Company's "2002 Incentive Stock Option Plan" and reserved 1,000,000 shares for issuance pursuant to said Plan. As of March 31, 2007, no options have been awarded pursuant to this Plan.

Reserved Shares

         The Company has also reserved for insurance up to 1,000,000 shares of common stock in connection with the 2002 Incentive Stock Option Plan. To date, no options have been granted under this plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         During the year ended December 31, 2006 and the quarter ended March 31, 2007, the Company had no equipment or operating leases in effect. The Company paid a portion of real estate leases on four properties representing primary office space and company apartments in Palm Beach Gardens, FL and Baldwinsville, NY. The future minimum non-cancelable lease payments under leases are $93,427.29, $89,640.00, and $87,840.00 for the three years ended December 31,
2007, 2008, and 2009 respectively. The minimum lease payments for years 2010 through 2015 are $82,240.00 per year. The minimum lease payments for 2016 are $21,060.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Employment Agreements

         As of March 31, 2007, the Company had no Employment Agreements in effect.

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

         During the period ended March 31, 2007, the Company entered into asset purchase agreements whereby it acquired certain retail hospital contracts from Patient Portal, Inc. for the purchase price of $407,931.

         During the year ended December 31, 2006, costs and expenses of the Company include billings of $5,537.48 from Patient Portal, Inc. for call-center services in support of hospital service contracts. Selling, General and Administrative expenses include $2,500 from Patient Portal, Inc. for IT support services. For the quarter ended March 31, 2007, these costs and expenses totaled $119,107.

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

RESULTS OF OPERATIONS
---------------------

         The Company was established in November, 2002. On December 7, 2006, the Company acquired Patient Portal Connect, Inc., which at present is its only operating subsidiary. The results of operations for the three months ended March 31, 2007 includes the business operations of this subsidiary.

Three Months Ended March 31, 2007 vs. March 31, 2006
----------------------------------------------------

         The Company reported no revenue for the three months ended March 31, 2006 due to the divestiture of its former operating subsidiary in September, 2005. In December, 2006, the Company acquired a new operating subsidiary, Patient Portal Connect, Inc., and the revenues for this reporting period reflect the revenues of this operating subsidiary. Due to the lack of business operations during the quarter ended March 31, 2006 there are no year-to-year comparisons for revenues and expenses.

         Revenues for the three months ended March 31, 2007 were $251,978 and were derived from hospital service contracts acquired by the Company during this quarter. Cost of sales for the three months ended March 31, 2007 were $239,231.

         Selling and marketing expenses were $90,053 for the three months ended March 31, 2007, and Research and Development Expenses were $29,054.

         The Company reported a net loss of ($106,360) for the three month period ended March 31, 2007 as compared to a net loss of $36,500) during the three months ended March 31, 2006. This represents a loss per share of $.01 for the three months ended March 31, 2007 as compared to a loss per share of $.01 for the three months ended March 31, 2006.

CURRENT PLAN OF OPERATIONS
--------------------------

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

o PPC was created as an outcome of working with our hospital partners in a live laboratory to create process solutions that are cost-effective, scalable, and allow for seamless and transparent integration into the hospital's legacy systems and culture.

o Our workflow and patient management systems bring the hospital in compliance with Joint Commission on Accreditation of Healthcare Organizations (JCAHO) mandates, which boost the hospital's pay-for-performance reimbursements.

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

         Virtual Nurse's PASS (Pre-Admission Screening Services) program fulfills a critical need in the healthcare industry as expenditures continue to increase and nursing shortages become greater. Virtual Nurse offers the expertise of registered nurses without the challenges or costs of adding on-site staff. Virtual Nurse's RNs perform the administrative medical screening tasks usually conducted by registered nurses in a healthcare facility, with one important distinction: their RNs are dedicated to this service seven days a week, including extended hours, while hospital nurses attempt to contact patients during abbreviated calling hours.

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

HEALTHCAST(TM) PATIENT NETWORK SYSTEM LICENSE AGREEMENT
-------------------------------------------------------

         As part of its healthcare services package, PPC has recently begun to market the newly-developed HealthCast Patient Network System under an exclusive technology license from Omnicast, Inc. HealthCast is the first suite of customized hospital television channels that invites viewers to interact with channel programming and delivers condition-specific content directly to a patient's TV, IP phone, or home computer. HealthCast features an exclusive digital signage platform that promotes an unparalleled level of communication by simultaneously showing video, an information scroll, and additional customized messaging to a single patient, certain patient groups, or to specific areas of the hospital. HealthCast is the only patient network that puts the hospital in control of multiple information streams for an unprecedented level of communication and education for patients and families. In addition, HealthCast's proprietary platform captures viewing metrics so hospitals can document educational content delivery for pay-for-performance reimbursement, and commercial sponsors can respond to patient viewing habits

         HealthCast's Foundation Channel, Education Services Channel, and MyMail station present personalized content to specific patients In turn, patients have opportunities to interact with the multimedia platform to respond to channel content, such as with live auctions on the Foundation Channel, text messaging or E-Greetings on MyMail, or by answering questions to win prizes after watching condition-specific educational programming. The Foundation Channel promotes fundraising events and announcements with celebrity endorsements and national sponsorship.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As shown in the above financial statements, the Company incurred a net loss of ($401,408) during the year ended December 31, 2006 and ($106,360) during the three months ended March 31, 2007. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2007 and to continue its product development efforts and adjust its operating structure to reduce losses and ultimately attain profitability. Management's plans in this regard include, but are not limited to, the increase in business operations which it expects from the acquisition of additional retail hospital contracts by its Patient Portal Connect subsidiary and the continuing roll-out of its product line to its existing and future customer base.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c and of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

         Reports on Form 8-K:

         Current report on Form 8-K filed on January 5, 2007

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Patient Portal Technologies, Inc.

Dated: May 30, 2007
                                         By: /s/ KEVIN KELLY
                                         ----------------------------
                                         Kevin Kelly, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                           DATE
-------------------------------------------------------------------------------

By: /s/ KEVIN KELLY                    President,                    5/30/07
    -----------------------            Chairman of the
     Kevin Kelly                       Board of Directors


By: /s/ THOMAS HAGAN                   Acting Chief Financial
    -----------------------            Officer, Director             5/30/07
     Thomas Hagan


By: /s/ DANIEL COHOLAN                 Director                      5/30/07
    -----------------------
     Daniel Coholan

--------------------------------------------------------------------------------