Form 10QSB
period 2007-06-30
Patient Portal Technologies, Inc.
filed 2007-08-15
CIK 1240093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                       FOR THE QUARTER ENDED June 30, 2007

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

         The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2007 is 25,286,601Z shares of $.001 par value Common Stock and 110,000 Shares of Class A Redeemable Convertible Preferred Stock, $.01 par value.

                        PATIENT PORTAL TECHNOLOGIES, INC.


                                      INDEX

                                                                            PAGE


PART I  FINANCIAL INFORMATION - Unaudited

Consolidated Balance Sheet-June 30,  2007.....................................1

Consolidated Statements of Operations-Three Months
  Ended June 30, 2007  and 2006...............................................2

Consolidated Statement of Stockholder's Equity (Deficit) -
  Three Months Ended June 30, 2007............................................3

Consolidated Statement of Cash Flows-Three Months
  Ended June 30, 2007  and 2006...............................................4

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

Item 4. Submission of Matters to a Vote of Security Holders..................24

Item 5. Other Information....................................................24

Item 6. Exhibits on Reports on Form 8-K......................................24

Signature Page...............................................................25

                PATIENT PORTAL TECHNOLOGIES, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $        40,689
  Accounts Receivable                                                    1,935
  Other Receivables                                                          0
  Prepaid Expenses                                                      70,413
  Inventory                                                                  0

                                                               ---------------
      TOTAL CURRENT ASSETS                                             113,037

PROPERTY, PLANT AND EQUIPMENT, net                                     810,132

HOSPITAL CONTRACTS, net                                              1,653,922

LONG-TERM NOTE RECEIVABLE                                              250,000
                                                               ---------------

      TOTAL ASSETS                                             $     2,827,091
                                                               ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     18,703
  Notes Payable                                                        387,317
  Note Payable, Related Party                                          212,012
  Note Payable, Shareholder                                             50,000
  Accrued Liabilities                                                    1,693
  Other current liabilities                                                  0
                                                               ---------------
      TOTAL CURRENT LIABILITIES                                        669,725
                                                               ---------------

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
  1,000,000:Issued 110,000 shares, at par value
  Present value of redemption amount in excess                           1,100
    of par value
                                                               ---------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, authorized:
    100,000,000; 25,286,601 shares
    issued and outstanding at June 30, 2007                             25,286
  Additional paid-in-capital                                         5,249,961
  Retained deficit                                                  (3,118,981)
                                                               ---------------
      TOTAL STOCKHOLDERS' EQUITY                                     2,157,366
                                                               ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     2,827,091
                                                               ===============


See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                               Three Months Ended          Six Months Ended
                                    June 30,                   June 30
                                  (Unaudited)                (Unaudited)
                               2006         2007         2006           20007
                            ----------  -----------   -----------  -------------
NET SALES                            -  $   391,856             -  $    634,834

COST OF SALES                        -      273,384             -       469,068
                            ----------  -----------   -----------  -------------

GROSS PROFIT                         -      118,472             -  $    165,766
                            ----------  -----------   -----------  -------------

DIRECT OPERATING EXPENSES:
  Sales and marketing                -      144,653             -       234,706
  Research and Development                   24,624             -        53,678
  Administration                35,000                $    70,000             -
                            ----------  -----------   -----------  -------------

TOTAL OPERATING EXPENSES        35,000      169,277   $    70,000  $    288,384
                            ----------  -----------   -----------  -------------

(LOSS) FROM OPERATIONS
   BEFORE OTHER INCOME
   AND EXPENSE                 (35,000)     (50,805)  $   (70,000) $   (122,618)
                            ----------  -----------   -----------  -------------

OTHER INCOME AND EXPENSES
  Start Up and
  Re-alignment Costs
  Interest Costs (net)               -        1,693             -         1,693
  Depreciation Expense               -       43,335             -        86,670
  Amortization Expense                       87,048             -        87,048
                            ----------  -----------   -----------  -------------

TOTAL OTHER INCOME/EXPENSES          -     (132,076)            -      (175,411)

OPERATING LOSS BEFORE TAXES    (35,000)    (182,881)  $   (70,000) $   (298,029)

PROVISION FOR INCOME TAX            --           --             -             -
                            ----------  -----------   -----------  -------------

NET (LOSS)                  $  (35,000)    (182,881)  $   (70,000)    ($298,029)
                            ==========  ===========   ===========  =============


Net Loss per share:         $     (.01) $      (.01)  $      (.01) $       (.01)
                            ==========  ===========   ===========  =============

Common shares outstanding    9,979,479   25,286,601     9,979,479     25,286,601
                            ==========  ===========   ===========  =============

See notes to the consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                 Common
                                 Stock     Additional
                                 $.001      Paid-In      Retained
                      Shares    Par Value   Capital       Deficit       Total
                    ----------- ---------  -----------  -----------  ----------
Balance March 31,    24,136,601 $  28,821  $ 3,926,130  $(2,936,100) $1,018,831
  2007

Issuance of shares
 for services and
 assets               1,150.000 $   1,150  $ 1,320,266               $1,321,416

Issuance of warrants
 for services                --        --  $        --

Issuance of common
 stock pursuant to
 exercise of
 warrants                    -- $      --  $        --

Net loss for the
 three months
 ended June 30,
 2007 (Unaudited)            --        --           --  $  (182,881)  ($182,881)
                    ----------- ---------  -----------  ------------ -----------

Balance June 30,
 2007 (Unaudited)   25,286,601  $  29,971  $ 5,246,396  $(3,118,981) $ 2,157,366
                    ==========  =========  ===========  ============ ===========




See notes to the consolidated financial statements.

                  PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                               June 30,
                                                             (Unaudited)
                                                         2007            2006
                                                      -----------     ---------
OPERATING ACTIVITIES:
  Net Income (Loss)                                   $  (298,029)    $ (46,966)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Common stock and Warrants issued for services                --            --
  Depreciation and amortization                           173,718            --
  Book value of assets disposed                                --            --
  Bad debt                                                     --            --
  (Increase) decrease in assets:
    Accounts receivable                                   ( 1,935)          869
    Inventory                                                            17,318
    Other current assets- prepaid expenses                (70,413)        7,500
    Other assets                                               --            --
  Increase (decrease) in liabilities:
    Accounts payable                                      (18,704)      118,832
    Accrued expenses -                                                   (7,250)
    Accrued expenses - other                               13,131        (5,844)
    Note Payable                                           50,000            --
                                                      -----------     ---------

      Total adjustments                               $  (152,232)      144,150
                                                      -----------     ---------

NET CASH (USED IN) OPERATING ACTIVITIES               $  (152,232)       (3,980)
                                                      -----------     ---------
INVESTING ACTIVITIES:
  Purchase of fixed assets                            $    (3,159)           --
  Purchase Retail Hospital Contracts                  $(1,653,922)
                                                      -----------     ---------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES         $(1,657,081)           --
                                                      -----------     ---------
FINANCING ACTIVITIES:
  Issuance of Preferred Stock                         $   537,499            --
  Issuance of Common Stock                            $ 1,119,582
                                                      -----------     ---------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                $ 1,628,472            --
                                                      -----------     ---------
NET INCREASE (DECREASE) IN CASH                            28,609        (3,980)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             12,080         4,722
                                                      -----------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $    40,689     $     742
                                                      ===========     =========

See notes to the consolidated financial statements.

                           PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -- GOING CONCERN

         As shown in the Company's Annual financial statements, the Company incurred a net loss of ($401,408) during the year ended December 31, 2006 and ($182,881) during the three months ended June 30, 2007. Additionally, the Company had a stockholders' equity of $717,977 during the year ended December 31, 2006 and $2,157,366 at June 30, 2007; however, its working capital at that time is not sufficient to support the Company's losses from operations at existing levels for the next year. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt conve3rtible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

                                                       Year Ended
                                                      December 31,
                                             -------------------------------
                                                2006                 2005
                                             (Audited)
                                             -------------------------------

Interest Costs                               $  126,152            $  25,653
Administrative costs                         $                     $  90,000
                                             -------------------------------
                                             $  126,152            $ 115,653
                                             ===============================

PROPERTY, PLANT AND EQUIPMENT

         Property plant and equipment is recorded at cost. Depreciation is provided on the straight-line method over estimated useful lives of three to five years.

INVENTORIES

         While inventories were stated at the lower of cost or market, and the Company used the first-in, first-out ("FIFO") method of determining cost for all inventories, inentories were sold as of September 30, 2005, at the time that the subsidiary was sold.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accouting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

NOTE 3 - INVENTORY

         The Company had no inventory as of June 30, 2007.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:

                                                            June 30, 2007



Machinery and equipment,                                      $  896,802
Computer software and website
                                                              ----------
                                                              $  896,802


Less:  Accumulated depreciation                                  (86,670)
                                                              ----------

Property, Plant and Equipment, net                            $  810,132
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

         The Company's present operations are conducted solely in the United States, and all revenues are derived from the operations of the Company's Wholly-owned Patient Portal Connect, Inc. subsidiary.

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

         During the quarter ended June 30, 2007, the Company issued 1,000,000 shares of Common Stock as a portion of the purchase price for certain hospital contract assets, and a total of 150,000 Shares of Common Stock in lieu of cash compensation for services rendered and as partial compensation for legal and marketing services.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




         WARRANTS AND OPTIONS- As of June 30, 2007, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per- share indicated, and which expire on the date indicated, as follows:

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

2002 INVENTIVE STOCK OPTION PLAN

         On November 22, 2002, the Shareholders of the Company ratified the Company's "2002 Incentive Stock Option Plan" and reserved 1,000,000 shares for issuance pursuant to said Plan. As of June 30, 2007, no options have been awarded pursuant to this Plan.

Reserved Shares

         The Company has also reserved for insurance up to 1,000,000 shares of common stock in connection with the 2002 Incentive Stock Option Plan. To date, no options have been granted under this plan.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         During the year ended December 31, 2006 and the quarter ended June 30, 2007, the Company had no equipment or operating leases in effect. The Company paid a portion of real estate leases on four properties representing primary office space and company apartments in Palm Beach Gardens, FL and Baldwinsville, NY. The future minimum non-cancelable lease payments under leases are $93,427.29, $89,640.00, and $87,840.00 for the three years ended December 31,
2007, 2008, and 2009 respectively. The minimum lease payments for years 2010 through 2015 are $82,240.00 per year. The minimum lease payments for 2016 are $21,060.

                        PATIENT PORTAL TECHNOLOGIES, INC.
                                 And SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Employment Agreements

         As of June 30, 2007, the Company had no Employment Agreements in effect.

Litigation

         From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

NOTE 9 - RELATED PARTY TRANSACTIONS

         During the period ended June 30, 2007, the Company entered into asset purchase agreements whereby it acquired certain retail hospital contracts from Patient Portal, Inc. for the purchase price of $1,245,991.

         During the period ended March 31, 2007, the Company entered into asset purchase agreements whereby it acquired certain retail hospital contracts from Patient Portal, Inc. for the purchase price of $407,931.

        During the period ended December 31, 2006, the Company entered into asset purchase agreements whereby it acquired certain software and technology from Paient Portal, Inc. for the purchase prices of $750,000 and $63,852. of Common Stock pursuant to its employment agreements and as partial compensation for legal and marketing services.

         During the year ended December 31, 2006, costs and expenses of the Company inlude billings of $5,537.48 from Patient Portal, Inc. for call-center services in support of hospital service contracts. Selling, General and Administrative expenses include $2,500 from Patient Portal, Inc. for IT support services. For the quarter ended March 31, 2007, these costs and expenses totaled $119,107.

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

RESULTS OF OPERATIONS
---------------------

         The Company was established in November, 2002. On December 7, 2006, the Company acquired Patient Portal Connect, Inc., which at present is its only operating subsidiary. The results of operations for the three months ended June 30, 2007 includes the business operations of this subsidiary.

Three Months Ended June 30, 2007 vs. June 30, 2006
----------------------------------------------------

         The Company reported no revenue for the three months ended June 30, 2006 due to the divestiture of its former operating subsidiary in September, 2005. In December, 2006, the Company acquired a new operating subsidiary, Patient Portal Connect, Inc., and the revenues for this reporting period reflect the revenues of this operating subsidiary. Due to the lack of business operations during the quarter ended March 31, 2006 there are no year-to-year comparisons for revenues and expenses.

         Revenues for the three months ended June 30, 2007 were $391,856 and were derived from hospital service contracts acquired by the Company during this quarter. Cost of sales for the three months ended June 30, 2007 were $273,384.

         Selling and marketing expenses were $169,277 for the three months ended June 30, 2007, and Research and Development Expenses were $24,624. Depreciation and Amortization expenses for this three-month period totaled $130,383.

         The Company reported a net loss of ($182,881) for the three month period ended June 30, 2007 as compared to a net loss of ($46,966) during the three months ended June 30, 2006. This represents a loss per share of $.01 for the three months ended June 30, 2007 as compared to a loss per share of $.01 for the three months ended June 30, 2006.


Six Months Ended June 30, 2007 vs. June 30, 2006
----------------------------------------------------

         The Company reported no revenue for the six months ended June 30, 2006 due to the divestiture of its former operating subsidiary in September, 2005. In December, 2006, the Company acquired a new operating subsidiary, Patient Portal Connect, Inc., and the revenues for this reporting period reflect the revenues of this operating subsidiary. Due to the lack of business operations during the six-month period ended June 30, 2006 there are no year-to-year comparisons for revenues and expenses.

         Revenues for the six months ended June 30, 2007 were $643,834 and were derived from hospital service contracts acquired by the Company during this quarter. Cost of sales for the six months ended June 30, 2007 were $469,068.

         Selling and marketing expenses were $234,706 for the three months ended June 30, 2007, and Research and Development Expenses were $53,678. Depreciation and Amortization expenses for this six-month period totaled $173,930.

         The Company reported a net loss of ($289,241) for the six month period ended June 30, 2007 as compared to a net loss of ($81,966) during the six months ended June 30, 2006. This represents a loss per share of $.01 for the six months ended June 30, 2007 as compared to a loss per share of $.01 for the six months ended June 30, 2006.


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

EMPLOYEES
---------

         As of June 30, 2007, the Company currently has seven full-time employees and three part-time employees. In addition, the Company contracts for 24/7 Operator Call Center and Data Management Services with Worldnet Communications, Inc. of Syracuse, NY. The Company's sales and marketing is primarily conducted through a Master Dealer Agreement with VOX Technologies, Inc., which utilizes over one hundred independent dealer representatives throughout the United States to market the Company's products and services to healthcare institutions on a commission-only basis.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As shown in the above financial statements, the Company incurred a net loss of ($401,408) during the year ended December 31, 2006 and ($182,881) during the three months ended June 30, 2007. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                        Patient Portal Technologies, Inc.

Dated: August 10, 2007
                                         By: /s/ KEVIN KELLY
                                         ----------------------------
                                         Kevin Kelly, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                           DATE
-------------------------------------------------------------------------------

By: /s/ KEVIN KELLY                    President,                    8/10/07
    -----------------------            Chairman of the
     Kevin Kelly                       Board of Directors


By: /s/ THOMAS HAGAN                   Acting Chief Financial
    -----------------------            Officer, Director             8/10/07
     Thomas Hagan


By: /s/ DANIEL COHOLAN                 Director                      8/10/07
    -----------------------
     Daniel Coholan

--------------------------------------------------------------------------------