Form 10QSB
period 2007-09-30
Patient Portal Technologies, Inc.
filed 2007-11-15
CIK 1240093

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-QSB



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE QUARTER ENDED September 30, 2007

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

         The number of shares outstanding of each of the registrant's classes of common stock as of November 1, 2007 is 29,602,046 shares of $.001 par value Common Stock and 110,000 Shares of Class A Redeemable Convertible Preferred Stock, $.01 par value.

PATIENT PORTAL TECHNOLOGIES, INC.


                                      INDEX

                                                                            PAGE




PART I  FINANCIAL INFORMATION - Unaudited

Condensed Consolidated Balance Sheet-Sept 30,  2007...........................1

Condensed Consolidated Statements of Operations-Three Months
  and Nine Months Ended Sept 30, 2007  and 2006...............................2

Condensed Consolidated Statement of Cash Flows-Three Months
  Ended Sept 30, 2007  and 2006...............................................3

Notes to the Condensed Consolidated Financial Statements..................... 4

Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................................8

PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................15

Item 2. Changes in Securities................................................15

Item 3. Defaults Upon Senior Securities......................................15

Item 4. Submission of Matters to a Vote of Security Holders..................15

Item 5. Other Information....................................................15

Item 6. Exhibits on Reports on Form 8-K......................................15

Signature Page...............................................................16

          PATIENT PORTAL TECHNOLOGIES, INC., AND SUBSIDIARY CONDENSED
                     CONSOLIDATED BALANCE SHEET (Unaudited)

                                     ASSETS

                                                 September 30      December 31
                                                    2007               2006
                                               ---------------   ---------------
CURRENT ASSETS:
  Cash and cash equivalents                    $       124,502            1,690
  Accounts receivable                                    2,398            1,202
  Prepaid expenses                                      16,250           27,500
  Other current assets                                  16,288                0
                                               ---------------   ---------------
      TOTAL CURRENT ASSETS                             159,438           30,392

PROPERTY, PLANT AND EQUIPMENT, net                     810,116          822,288

HOSPITAL CONTRACTS, net                              1,512,251                0

LONG-TERM NOTE RECEIVABLE                              250,000          250,000
                                               ---------------   ---------------

      TOTAL ASSETS                             $     2,731,805        1,102,680
                                               ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      18,703           34,255
  Notes payable                                         23,877          337,317
  Note payable, shareholder                             50,000                0
  Accrued liabilities                                      603                0
  Other current liabilities                            627,984           13,131
                                               ---------------   ---------------
      TOTAL CURRENT LIABILITIES                        721,167          384,703
                                               ---------------   ---------------

LONG TERM DEBT                                          39,394                0

REDEEMABLE PREFERRED STOCK, $.01 par
  value, authorized 1,000,000:Issued
  110,000 shares, at par value
  Present value of redemption amount
    in excess of par value                              1,100               600

                                               ---------------   ---------------
STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
    authorized: 100,000,000;
    25,721,113 shares issued and
    outstanding at Sept 30, 2007                        25,721           23,671
  Additional paid-in-capital                         5,739,396        3,523,446
  Retained deficit                                  (3,794,973)      (2,829,740)
                                               ---------------   ---------------
      TOTAL STOCKHOLDERS' EQUITY                     1,971,244          717,977
                                               ---------------   ---------------
      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                           2,731,805        1,102,680
                                               ===============   ===============


See notes to the condensed consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                               Three Months Ended          Nine Months Ended
                                     Sept 30,                    Sept 30
                                   (Unaudited)                 (Unaudited)
                                2007         2006           2007           2006
                            ----------  -----------   -----------  -------------
NET SALES                      347,421           -  $    991,255              -

COST OF SALES                  423,530           -       892,810              -
                            ----------  -----------   -----------  -------------

GROSS PROFIT                   (76,109)          -        98,445              -
                            ----------  -----------   -----------  -------------

DIRECT OPERATING EXPENSES:
  Administration               414,881      35,000       649,587         70,000
  Research and Development           0           0        53,678              -
                            ----------  -----------   -----------  -------------

TOTAL OPERATING EXPENSES       414,881      35,000       703,265         70,000
                            ----------  -----------   -----------  -------------

(LOSS) FROM OPERATIONS
   BEFORE OTHER INCOME
   AND EXPENSE                (490,990)    (35,000)     (604,820)       (70,000)
                            ----------  -----------   -----------  -------------

OTHER INCOME AND EXPENSES
  Start Up and
  Re-alignment Costs
  Interest Costs (net)               -           -         1,693              -
  Depreciation Expense          43,331           -       130,001              -
  Amortization Expense         141,671                   228,719              -
                            ----------  -----------   -----------  -------------

TOTAL OTHER INCOME/EXPENSES   (185,002)    (35,000)     (360,413)       (70,000)

OPERATING LOSS BEFORE TAXES   (675,992)    (35,000)     (965,233)       (70,000)

PROVISION FOR INCOME TAX            --           --           --             --
                            ----------  -----------   -----------  -------------

NET (LOSS)                  $ (675,992) $ ( 35,000)   $ (965,233)  $    (70,000)
                            ==========  ===========   ===========  =============


Net Loss per share:         $     (.01) $     (.01)   $     (.01)  $       (.01)
                            ==========  ===========   ===========  =============

Common shares outstanding   25,721,113   9,979,479    25,721,113      9,979,479
                            ==========  ===========   ===========  =============



See notes to the condensed consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Nine Months Ended
                                                               Sept 30,
                                                             (Unaudited)
                                                         2007            2006
                                                     -----------     -----------
OPERATING ACTIVITIES:
  Net Income (Loss)                                  $  (965,233)    $  (46,966)
Adjustments to reconcile net income (loss)
  to net cash provided by operations:
  Common stock and Warrants issued for services               --             --
  Depreciation and amortization                          511,252             --
  Book value of assets disposed                               --             --
  Bad debt                                                    --             --
  (Increase) decrease in assets:
    Accounts receivable                                   (1,196)           869
    Inventory                                                            17,318
    Other current assets- prepaid expenses               (16,250)         7,500
    Other assets                                         (16,288)           --
  Increase (decrease) in liabilities:
    Accounts payable                                     (14,949)       118,832
    Other current liabilities                            614,853         (7,250)
    Accrued expenses - other                                  --         (5,844)
    Note Payable                                        (263,440)            --
                                                     -----------     -----------

      Total adjustments                              $  (151,251)       144,150
                                                     -----------     -----------

NET CASH (USED IN) OPERATING ACTIVITIES              $  (151,251)        (3,980)
                                                     -----------     -----------
INVESTING ACTIVITIES:
  Purchase of fixed assets                           $  (270,362)            --
  Purchase retail hospital contracts                 $(1,740,970)
                                                     -----------     -----------

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES        $(2,011,332)            --
                                                     -----------     -----------
FINANCING ACTIVITIES:
  Issuance of preferred stock                        $   537,499             --
  Issuance of common stock                           $ 1,681,002
  Long term debt                                          39,394
                                                     -----------     -----------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                               $ 2,257,895             --
                                                     -----------     -----------
NET INCREASE (DECREASE) IN CASH                           95,312         (3,980)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            29,190          4,722
                                                     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   124,502     $      742
                                                     ===========     ===========

See notes to the condensed consolidated financial statements.

                PATIENT PORTAL TECHNOLOGIES, INC. And SUBSIDIARY
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 -- BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information and are unaudited pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of managements, are considered necessary for the fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements and accompanying notes include in the Patient Portal Technologies, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

NOTE 2 -- ORGANIZATION AND NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING
POLICIES

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

NOTE 3 -- GOODWILL AND INTANGIBLE ASSETS

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company has completed the fair value analysis for goodwill and other intangible assets as of December 31, 2005, and concluded that no impairment existed. As of September 30, 2007, the Company believed that no indicators of impairment existed. Aggregate amortization expense on identifiable intangible assets was approximately 2.5% and 2.4% for the three months ended September 30, 200 and 2006, respectively. Amortization expense is expected to be approximately 10.0% in each of the next five fiscal years.

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

ADVERTISING

         Advertising costs are expensed within the period in which they are utilized. Advertising expense is comprised of media advertising, presented as part of sales and marketing expense; co-operative advertising, which will be accounted for as a deduction from sales; and free product, which is accounted for as part of cost of sales. No advertising costs were incurred for the year-ended December 31, 2006.

NOTE 4 - INVENTORY

         The Company had no inventory as of September 30, 2007.

                PATIENT PORTAL TECHNOLOGIES, INC. And SUBSIDIARY
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of:

                                                                      Sept 30,
                                                                        2007



Machinery and equipment,                                          $     342,969
Computer software and website                                           802,500
                                                                  -------------
                                                                  $   1,145,469


Less:  Accumulated depreciation                                        (335,353)
                                                                  -------------

Property, Plant and Equipment, net                                $     810,116
                                                                  =============

NOTE 6 - SEGMENT INFORMATION

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

NOTE 7 - CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

NOTE 8 - CAPITAL STOCK TRANSACTIONS

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

                PATIENT PORTAL TECHNOLOGIES, INC. And SUBSIDIARY
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

         WARRANTS AND OPTIONS- As of Sept 30, 2007, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per- share indicated, and which expire on the date indicated, as follows:

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

2002 INVENTIVE STOCK OPTION PLAN

         On November 22, 2002, the Shareholders of the Company ratified the Company's "2002 Incentive Stock Option Plan" and reserved 1,000,000 shares for issuance pursuant to said Plan. As of Sept 30, 2007, no options have been awarded pursuant to this Plan.

Reserved Shares

         The Company has also reserved for insurance up to 1,000,000 shares of common stock in connection with the 2002 Incentive Stock Option Plan. To date, no options have been granted under this plan.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

         During the year ended December 31, 2006 and the quarter ended Sept 30, 2007, the Company had no equipment or operating leases in effect. The Company paid a portion of real estate leases on four properties representing primary office space and company apartments in Palm Beach Gardens, FL and Baldwinsville, NY. The future minimum non-cancelable lease payments under leases are $93,427.29, $89,640.00, and $87,840.00 for the three years ended December 31,
2007, 2008, and 2009 respectively. The minimum lease payments for years 2010 through 2015 are $82,240.00 per year. The minimum lease payments for 2016 are $21,060.

                PATIENT PORTAL TECHNOLOGIES, INC. And SUBSIDIARY
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Employment Agreements

         As of September 30, 2007, the Company had no Employment Agreements in effect.

Litigation

         From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

NOTE 10 - RELATED PARTY TRANSACTIONS

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

         During the period ended December 31, 2006, the Company entered into asset purchase agreements whereby it acquired certain software and technology from Patient Portal, Inc. for the purchase prices of $750,000 and $63,852 of Common Stock pursuant to its employment agreements and as partial compensation for legal and marketing services.

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

RESULTS OF OPERATIONS
---------------------

         The Company was established in November, 2002. On December 7, 2006, the Company acquired Patient Portal Connect, Inc., which as of September 30, 2007 is its only operating subsidiary. The results of operations for the three months ended Sept 30, 2007 includes the business operations of this subsidiary.

Three Months Ended Sept 30, 2007 vs. Sept 30, 2006
----------------------------------------------------

         The Company reported no revenue for the three months ended Sept 30, 2006 due to the divestiture of its former operating subsidiary in September, 2005. In December, 2006, the Company acquired a new operating subsidiary, Patient Portal Connect, Inc., and the revenues for this reporting period reflect the revenues of this operating subsidiary. Due to the lack of business operations during the quarter ended March 31, 2006 there are no year-to-year comparisons for revenues and expenses.

         Revenues for the three months ended Sept 30, 2007 were $347,421 and were derived from hospital service contracts acquired by the Company during this quarter. Cost of sales for the three months ended Sept 30, 2007 were $_423,530.

         Selling and marketing expenses were $0for the three months ended Sept 30, 2007, and Research and Development Expenses were $0. Depreciation and Amortization expenses for this three-month period totaled $185,002. The increase in selling and marketing expenses is primarily due to the hiring of additional employees and start-up costs related to newly-acquired hospital contracts. The increase in non-cash items (amortization and depreciation) is due to charges related tothe purchase of additional hospital contracts during the first nine months of this year.

         The Company reported a net loss of ($675,992) for the three month period ended Sept 30, 2007 as compared to a net loss of ($35,000) during the three months ended Sept 30, 2006. This represents a loss per share of $.01 for the three months ended Sept 30, 2007 as compared to a loss per share of $.01 for the three months ended Sept 30, 2006.


Nine Months Ended Sept 30, 2007 vs. Sept 30, 2006
----------------------------------------------------

         The Company reported no revenue for the six months ended Sept 30, 2006 due to the divestiture of its former operating subsidiary in September, 2005. In December, 2006, the Company acquired a new operating subsidiary, Patient Portal Connect, Inc., and the revenues for this reporting period reflect the revenues of this operating subsidiary. Due to the lack of business operations during the nine-month period ended Sept 30, 2006 there are no year-to-year comparisons for revenues and expenses.

         Revenues for the nine months ended Sept 30, 2007 were $991,255 and were derived from hospital service contracts acquired by the Company during this nine-month period. Cost of sales for the six months ended Sept 30, 2007 were $892,810.

         Selling and marketing expenses were $0 for the nine months ended Sept 30, 2007, and Research and Development Expenses were $53,678. Depreciation and Amortization expenses for this nine-month period totaled $358,720.

         The Company reported a net loss of ($965,233) for the nine month period ended Sept 30, 2007 as compared to a net loss of ($70,000) during the nine months ended Sept 30, 2006. This represents a loss per share of $.01 for the nine months ended Sept 30, 2007 as compared to a loss per share of $.01 for the nine months ended Sept 30, 2006.

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

SUBSEQUENT EVENTS
-----------------

Stock Purchase Transaction With TB&A Hospital Television, Inc.
--------------------------------------------------------------

         On October 31, 2007, we entered into an Agreement for Purchase and Sale of Stock with TB&A Hospital Television, Inc. ("TB&A") On November 2, 2007, we completed the transactions contemplated by this Agreement by acquiring all of the capital stock of TB&A for a purchase price of $3,875,000 in cash and $400,000 in assumed debt. The consideration issued in the stock purchase was determined as a result of arm's-length negotiations between the parties.

         Following the stock purchase, we are carrying on the business operations of TB&A as a wholly-owned subsidiary. Prior to the stock purchase, there were no material relationships between us and TB&A or any of our respective affiliates, directors or officers, or any associates of the respective officers or directors.

         The unaudited Pro Forma Consolidated financial statements as of December 31, 2006 and 2007 and the six months ended June 30, 2006 and 2007 reflecting the acquisition of this wholly-owned subsidiary are set forth as an Exhibit to the Current Report on Form 8-K filed on November 13, 2007.

Asset Purchase and Sale Agreement With Worldnet Communications, Inc.
--------------------------------------------------------------------

         On November 2, 2007, we completed the previously-reported Asset Purchase and Sale Agreement with Worldnet Communications, Inc. ("Worldnet"), whereby we acquired eighteen hospital telecommunications services contracts. The purchase price for the contracts was $2,500,000, consisting of $1,500,000 in cash and 1,000,000 Shares of our Common Stock with a stated value of $1.00 per Share.

         We have assigned the contracts to our wholly-owned operating subsidiary, Patient Portal Connect, Inc. Prior to this transaction we have had a business relationship with Worldnet, which provides us with operator call center and data center services on a contract basis. Three of our controlling shareholders are also shareholders of Worldnet, and the President of Worldnet, Brian Kelly, is the brother of our President, Kevin Kelly. There are no common Officers or Directors of our Company and Worldnet. The consideration issued in this asset purchase was determined as a result of arm's-length negotiations between the parties and our valuation of the present and future cash flow generated by the purchased contracts.

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

EMPLOYEES
---------

         As of Sept,2007, the Company currently has seven full-time employees and three part-time employees. In addition, the Company contracts for 24/7 Operator Call Center and Data Management Services with Worldnet Communications, Inc. of Syracuse, NY. The Company's sales and marketing is primarily conducted through a Master Dealer Agreement with VOX Technologies, Inc., which utilizes over one hundred independent dealer representatives throughout the United States to market the Company's products and services to healthcare institutions on a commission-only basis.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As shown in the above financial statements, the Company incurred a net loss of ($401,408) during the year ended December 31, 2006 and ($________) during the three months ended Sept 30, 2007. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. These factors create substantial doubt as to the Company's ability to continue as a going concern.

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

                        Patient Portal Technologies, Inc.

Dated: November 14, 2007
                                         By: /s/ KEVIN KELLY
                                         ----------------------------
                                         Kevin Kelly, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                           DATE
-------------------------------------------------------------------------------

By: /s/ KEVIN KELLY                    President,                    11/14/07
    -----------------------            Chairman of the
     Kevin Kelly                       Board of Directors


By: /s/ THOMAS HAGAN                   Acting Chief Financial
    -----------------------            Officer, Director             11/14/07
     Thomas Hagan


By: /s/ DANIEL COHOLAN                 Director                      11/14/07
    -----------------------
     Daniel Coholan

--------------------------------------------------------------------------------