Form 10KSB/A
period 2006-12-31
Patient Portal Technologies, Inc.
filed 2007-12-31
CIK 1240093

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No.1)

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


Explanatory Note
----------------

The Company is filing this amendment to the Form 10-KSB filed with the Securities and Exchange Commission on May 30, 2007, to provide a missing page which contains Item 8A. Item 8A is now included on page 16.

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

ITEM 8 - CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------


NONE.


Item 8A. - Controls and Procedures
----------------------------------

(a) Evaluation of Disclosure Controls and Procedures

         Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate and effective to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.


(b) Changes in Internal Control Over Financial Reporting

         There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


PATIENT PORTAL TECHNOLOGIES, INC.



December 29, 2007        by:  /s/ KEVIN KELLY
                            -------------------------------------
                            Kevin Kelly
                            President


December 29, 2007        by:  /s/ Thomas Hagan
                            -------------------------------------
                            Thomas Hagan
                            Secretary, Acting CFO

December 29, 2007        by: /s/ Daniel Coholan
                            -------------------------------------
                             Daniel Coholan
                             Director





















23

--------------------------------------------------------------------------------