Form 10KSB
period 2007-12-31
Patient Portal Technologies, Inc.
filed 2008-04-14
CIK 1240093

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007.
Commission File No. 333-107826

PATIENT PORTAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0656132
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

8276 Willett Parkway, Baldwinsville, NY 13027
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (315) 638-6708

Securities registered pursuant to Section 12 (b) of the Act:
NONE

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $.001 par value

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act  during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.
 Yes:   X      No: ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure  will be contained,  to the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information statements  incorporated  by reference  in Part III of this Form,  10-KSB or any amendment to this Form 10-KSB.   X

Indicate by check mark whether the  Registrant is a shell company [as defined in Rule 12b-2 of the Exchange Act].
Yes: ____    No:   X

State issuer's revenues for its most recent fiscal year:  $3,868,299.

The  number  of  shares  of  Common  Stock  outstanding  as of April 4,  2008 was 36,120,707.  As of such date, the aggregate  market value of the voting stock of the registrant held by non-affiliates was approximately  $19,456,000 based on the average  of the best closing bid and ask prices ($1.52) for such common stock as  reported on the OTC Bulletin Board on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for its annual meeting of shareholders to be held on June 11, 2008 which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2007 are incorporated by reference into Part III hereof.

Indicate by check mark whether Transitional Small Business Disclosure Format: Yes ____  No   X

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

Patient Portal Technologies, Inc.
FORM 10-KSB
Fiscal Year Ended December 31, 2007

PART I

ITEM 1	BUSINESS

CORPORATE INFORMATION

The Company is a Delaware corporation which was originally organized on November 22, 2002 as Suncoast Naturals, Inc. and commenced business operations in January, 2003. Pursuant to a Registration Statement filed in accordance with the Securities Act of 1933, as amended, and declared effective by the Securities and Exchange Commission on July 3, 2004, the Company in October, 2004 distributed 499,282 Shares of its Common Stock to shareholders of record of The Quigley Corporation.

On December 8, 2006, we  acquired 100% of the capital stock of Patient Portal Connect,  Inc. of Palm Beach Gardens,  FL through the issuance of  17,500,000  shares of Common  Stock of the  Company to the  shareholders  of Patient Portal Connect,  Inc. in a tax-free share exchange.  As a result of this transaction,  Patient  Portal  Connect,  Inc. (hereinafter referred to as “PPC”) became a  wholly-owned  operating subsidiary of the Company.

Through this acquisition of PPC, we became a leading provider of innovative  technology solutions for healthcare institutions.  The company's products and services utilize a state-of-the-art proprietary software platform that controls bedside patient communications by converting existing television infrastructure into an intelligent network. The company uses their technology to create a communication portal that allows many third parties to communicate and exchange information in a cost effective way. This solution allows the company to offer many services that optimize patient satisfaction and outcomes, reduces administrative costs, and maximizes reimbursement for their customers.

To provide funds for acquisition purposes, on November 1, 2007, we entered into a $7,000,000 convertible debenture agreement with Dutchess Private Equities Fund, LTD (“Dutchess”). If Dutchess elects to convert its debentures (the “Debentures”) into shares of common stock, par value $0.001 (the “Common Stock”) of the Company, the conversion price for their shares of Common Stock will be at a maximum price of $.46 per share but may fluctuate at a substantial percentage discount (15%) to fluctuating market prices.  As a result, the number of shares issuable to Dutchess, upon conversion of the Debentures could be potentially materially adverse to current and potential investors. Dutchess’ overall ownership at any one moment is limited to 4.9% of the outstanding shares of Common Stock in accordance with the financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional Warrants into shares of Common Stock.

November 2, 2007, we acquired 100% of the capital stock of  TB&A Hospital Television, Inc. (hereinafter "TB&A") for a purchase price of $3,875,000 in cash and $400,000 in assumed debt. The consideration issued in the stock purchase was determined as a result of arm's-length negotiations between the parties.

Following this acquisition, we are carrying on the business operations of TB&A as a wholly-owned subsidiary. Prior to the stock purchase, there were no material relationships between us and TB&A or any of our respective affiliates, directors or officers, or any associates of the respective officers or directors.

The Company's offices are located at 8276 Willett Parkway, Suite 200, Baldwinsville, New York 13027. The telephone number is (888) 774-3579. The Company's website is www.patientportal.com.

OUR PLAN OF OPERATIONS

Our Company, through its operating subsidiaries, Patient Portal Connect, Inc. (PPC) and TB&A Hospital Television, Inc., is well positioned to be the premier provider of information and communication based solutions in the healthcare industry. Having developed the industry's newest, leading-edge communication/information platform for the healthcare industry, PPC is poised to capture a significant  segment of the multi-billion  dollar healthcare market. Its proprietary systems were developed in close coordination with hospital industry partners to provide multi-layer functionality across a wide spectrum of critical patient-centric workflows that result in immediate improvements in cost savings, patient outcomes, and revenue growth for hospitals.  Our systems and solutions are designed to integrate with existing hospital systems and processes to improve outcomes in today's healthcare environment.

The company’s technology allows it to leverage the hospitals existing television and cable infrastructure to create a communication portal for patients and third parties.

Nationwide, the demand for more customized healthcare has resulted in a greater need for improved productivity, efficiency, and customer service in hospitals and other healthcare institutions. We have has pioneered the development of integrated software applications that combine  technology and industry expertise with unique customization designed to better manage the hospital/patient relationship and improve hospital operational processes. Further, our solutions enable hospitals to achieve compliance with strict government mandates that affect reimbursements by requiring measured improvements in productivity, efficiency, and patient satisfaction. Our proven technologies provide tremendous economic benefit for healthcare providers.

We intend to rapidly gain market share by leveraging strategic relationships and by acquiring companies with existing hospital contracts. Our acquisition strategy will enable us to achieve greater profitability, grow rapidly, and quickly gain first-mover advantage. Our proprietary technology platform allows us to create additional revenue streams with minimal cost by accessing enhanced service modules as market demand changes.  This scaleable architecture creates even greater profitability by enabling multiple services to be delivered over our service delivery platform.

We believe that our Company is primed to swiftly react to the requirements of an ever-changing healthcare industry. Unlike the costly, capital-intensive and stand-alone products offered by our industry competitors, our sophisticated technology platform offers flexible solutions and functionalities that are universal enough to have broad appeal while still allowing for a level of customization that is necessary to integrate with a hospital's existing legacy system, and at an affordable cost. Our flexible platform also enables the healthcare providers to fulfill the government's newest mandates for a full "continuum of care" from the hospital to the home. This unique ability enables us to present a tailored solution to our customers at a cost-effective price and will dramatically enhance our ability to capture significant market share nationwide.

Our Company’s expertise in creating win-win opportunities for hospitals and patients by clearly defining customized, flexible, and integrated healthcare solutions with measurable results. Our products and services enable hospitals to improve patient flow, enhance patient satisfaction, and create long-term relationships with patients as they move from hospital to home. In so doing, hospitals gain productivity and efficiency enhancements, reduce the burden on staff and increase cash flow by optimizing reimbursements from third-party sources including Medicare and private insurers.

The company has adopted a multi year subscription revenue model that is based on patient interactions. They have long term contracts with third parties that pay the company on a per patient basis based upon a variety of factors. This approach provides the company with an ability to increase revenue as patient flow and services increase.

PATIENT PORTAL PRODUCTS AND SERVICES

Many hospitals are plagued with decentralized workflows and vertical silos of information that create redundant, costly processes and a disjointed patient experience. Competition and consumers are demanding change. There is increasing need to improve communication with the patient before, during and after their hospital stay. To accomplish this, hospitals need better systems and information services to assist them in meeting their goals.

Our strategy is establishing hospital relationships that utilizes our proprietary technology platform. This platform utilizes the existing television and cable infrastructure to caret a communication portal that can be delivered to the patient bedside. This portal can be utilized by any number of third parties including the hospitals, drug and heath companies, patient education services and family members creating numerous revenue possibilities.

Our core system was created as an outcome  of working  with our  hospital  partners in a live  laboratory  to  create a solution  that is  cost-effective, scalable, and allow for seamless and transparent integration into the hospital's legacy systems and culture.

The following is a brief description of some of the principal products and services which we deliver to our customers utilizing the information and power of the communication portal platform:

HealthCast (TM) Patient Network System: As part of our healthcare services package, we are aggressively marketing the newly-developed HealthCast Patient Network System under an exclusive technology license from Omnicast, Inc specifically for the healthcare industry.  We believe that HealthCast will fundamentally change the way patient communications at the bedside are managed leading to significant revenue opportunities. HealthCast is the first suite of customized hospital television channels that invites viewers to interact with channel programming and delivers condition-specific content directly to a patient's TV, IP phone, or home computer.  HealthCast features an exclusive digital signage platform that promotes an unparalleled level of communication by simultaneously showing video, an information scroll, and additional customized messaging to a single patient, certain patient groups, or to specific areas of the hospital.  HealthCast is the only patient network that puts the hospital in control of multiple information streams for an unprecedented level of communication and education for patients and families.  In addition, HealthCast's proprietary platform captures viewing metrics so hospitals can document educational content delivery for pay-for-performance reimbursement, and commercial sponsors can respond to patient viewing habits.

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

MedEx: The Company provides a turn key solution to hospitals that improves the management and hand-off of prescription drugs when patients are discharged. The company controls and manages the process of providing the patient free home delivery for prescription drugs, within four hours of being discharge. This service is provided in conjunction with national or regional drug fulfillment companies. This service also provides an opportunity to extend the patient relationship into the home environment. The service is provided on a per patient basis for both inpatients as well as outpatients.

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

VIRTUAL NURSE(TM) MARKETING AGREEMENT

In April, 2007, we acquired a 9% minority interest in Virtual Nurse, Inc.  of Palm Beach Gardens, FL, and entered into a joint Marketing Agreement to introduce Patient Portal and Virtual Nurse(TM) services to healthcare institutions throughout the United States.

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

Virtual Nurse's “PASS” (Pre-Admission Screening Services) program fulfills a critical need in the healthcare industry as expenditures continue to increase and nursing shortages become greater Virtual Nurse offers the expertise of registered nurses without the challenges or costs of adding on-site staff.  Virtual Nurse's RNs perform the administrative medical screening tasks usually conducted by registered nurses in a healthcare facility, with one important distinction: their RNs are dedicated to this service seven days a week, including extended hours, while hospital nurses attempt to contact patients during abbreviated calling hours.

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

COMPETITION

Our Company’s markets are extremely competitive and are subject to rapid technological change. We believe that our Company is unique in the healthcare industry because we are positioned to provide services and products across the entire patient-service spectrum.  Our competitors typically focus products on specific market niches that address a finite need within the industry.  We approach the market with more innovation and versatility. Our services coordinate multiple processes toward improved productivity and communication between various stakeholders.

The competition that we face in this healthcare services marketplace can be broken down into two different company types:

Small Niche Competitors: The competition in this category is comprised of smaller companies offering few very specific products. They focus on one or two areas, such as providing patient education information or administrative services. Some of the competitors in this area include Get Well Network, Allen Technologies, Skylight Systems, Beryl, and TeleTracking.  Most companies in this category have a very small hospital base (ten or fewer). Patient Portal Connect has a unique advantage vis-à-vis the small-niche competitors because we offer revenue-generating opportunities across a full continuum of care instead of a stand-alone application, 24/7 integration with our Patient Contact Center, access to an extensive customer base, and a long history serving hospitals and patients.

Large Technology-based Providers: The large technology-based providers typically offer very expensive and complex systems that deliver a variety of administrative services at high cost. Companies such as Siemens and Hill-Rom are in this category. Although the product set is enticing, to date they have sold few services due to the cost, complexity of integration, and the amount of system wide change required to sustain the services. Our technology allows us to integrate new products easily without requiring a cultural shift or debt load. Patient Portal Connect focuses on rapidly deploying less expensive, user-friendly services compared to the competition.

RESEARCH AND DEVELOPMENT

The Company employs a multiple product and services sourcing strategy that includes internal software and hardware development and licensing from third parties.  In the future, Company strategy may also include acquisitions of technologies, product lines or companies.

As part of our business strategy to reduce direct costs and improve margins, elements of some of the Company’s products and services are licensed from third parties.  Our main outsourcing activities are related to both developing new modules for our software, and marketing and supporting our product.  While our business depends somewhat on our ability to outsource, we are not dependent on any one contractor or vendor.

In the future, the Company may affect select strategic acquisitions to secure certain technology, people and products which complement or augment overall product and services strategy.  Both time-to-market and potential market share growth, among other factors, are considered when evaluating acquisitions of technologies, product lines or companies.  Management may acquire and/or dispose of other technologies and products in the future.

As a technology and services Company, we realize that we must maintain our investment in research and development to design both new, experimental products and marketing campaigns.  Management anticipates incurring additional research and development expenditures as its business grows and adequate cash flow becomes available to fund such costs.

EMPLOYEES

As of March 31, 2008, the Company and its affiliates had approximately 50 full time employees.We also have a comprehensive National Master Dealer Agreement with VOX Technologies, Inc., through which we utilize over one hundred independent dealer representatives throughout the United States to market the Company's products and services to healthcare institutions on a commission-only basis.  In addition, we have a long-term contract to out-source our 24/7 Operator Call Center and Data Management Services with Worldnet Communications, Inc. of Syracuse, NY.

REGULATORY ISSUES

We are not subject to any special governmental regulation concerning our supplying of products and services to the market place and we believe we are in compliance in all material respects with all existing regulations governing other aspects of our businesses.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. Prospective investors should consider carefully the following factors and other information in this report before deciding to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Related to Our Company

We Have A Limited History of Operations.

The Company’s present business operations are conducted through its newly-acquired subsidiaries, Patient Portal Connect, Inc. and TB&A Hospital Television, Inc. Therefore, the Company has had limited revenue from operations or other financial results upon which investors may base an assessment of its potential. The prior business operations of the newly-acquired subsidiaries are not reflect in our past results from operations.

We May Need Additional Funding.

Management believes that the net proceeds of the Dutchess financing transaction, together with net cash flow from its newly-acquired subsidiary and other ongoing business operations will be sufficient to satisfy the Company's cash requirements through its calendar year ending December 31, 2008. However, there can be no assurance that additional funds will not be required for additional working capital purposes during such period or thereafter or that, if required, such funds will then be available on terms satisfactory to the Company, if at all.

We Have Given Dutchess A Security Interest In Certain Property

As part of the Dutchess financing transaction, we have granted Dutchess a first priority security interest in certain property of the Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures and exercise and discharge in full of Company’s obligations under the Warrants . This “first lien” on certain of our assets may limit our ability to obtain additional asset-based financing or other types of secured or unsecured debt.

Our business operations could be significantly disrupted if we lose members of, or fail to integrate, our management team.

Our future performance is substantially dependent on the continued services of our management team and our ability to retain and motivate them. The loss of the services of any of our officers or senior managers could harm our business, as we may not be able to find suitable replacements. We do not have employment agreements with any of our key personnel, and we do not maintain any “key person” life insurance policies.

We may not be able to hire and retain a sufficient number of qualified employees and, as a result, we may not be able to grow as we expect or maintain the quality of our services.

Our future success will depend on our ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and customer support personnel. Competition for these personnel is intense, especially for software developers, Web designers and sales personnel, and we may be unable to successfully attract sufficiently qualified personnel.  We will need to maintain the size of our staff to support our anticipated growth, without compromising the quality of our product offerings or customer service. Our inability to locate, hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of our services.

Risks Related to Our Products and Services

New Products and Technological Change.

The markets for our products and services are characterized by rapidly changing technology and new product introductions. Accordingly, the Company believes that its future success will depend on its ability to enhance its existing products and to develop and introduce in a timely fashion new products that achieve market acceptance. Management believes that the Company will be able to continue to compete and adapt to potential new industrial and commercial applications for its products with continuous technological enhancements. although there can be no assurance that the Company will in fact be able to identify, develop, manufacture, market or support such products successfully or that the Company will in fact be able to respond effectively to technological changes or product announcements by competitors.

We Face Significant Competition.

The Company faces significant competition from a variety of healthcare industry service providers, and may in the future face competition from a variety of potential providers, many of which have or will have considerably larger and greater financial and human resources and marketing capabilities.  We believe that we will be able to compete favorably in this competitive marketplace because of our flexibility in responding to changing and emerging markets, its innovative and competitive services and products, our quick response to customer requirements, and our ability to identify, develop, produce and market original products and derivative product concepts.

We must continue to upgrade our technology infrastructure, both hardware and software, to effectively meet demand for our services.

We must continue to add hardware and enhance software to accommodate the increased services which we provide and increased use of our platform. In order to make timely decisions about hardware and software enhancements, we must be able to accurately forecast the growth in demand for our services. This growth in demand for our services is difficult to forecast and the potential audience for our services is large. If we are unable to increase the data storage and processing capacity of our systems at least as fast as the growth in demand, our systems may become unstable and our customers may encounter delays or disruptions in their service. Unscheduled downtime could harm our business and also could discourage current and potential customers and reduce future revenues.

Our network infrastructure and computer systems and software may fail.

An unexpected event like a telecommunications failure, fire, flood, earthquake, or other catastrophic loss at our service providers’ facilities or at our on-site data facility could cause the loss of critical data and prevent us from offering our products and services. We do not at the present time carry business interruption insurance.

    In addition, we rely on third parties to securely store our archived data, house our servers and network systems and connect us to the Internet. While our service providers have planned for certain contingencies, the failure by any of these third parties to provide these services satisfactorily and our inability to find suitable replacements would impair our ability to access archives and operate our systems and software.

We may lose users and lose revenues if our security measures fail.

If the security measures that we use to protect personal information are ineffective, we may lose users of our services, which could reduce our revenues. We rely on security and authentication technology which we have developed. With this technology, we perform real-time credit card authorization and verification. We cannot predict whether these security measures could be circumvented by new technological developments. In addition, our software, databases and servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to spend significant resources to protect against security breaches or to alleviate problems caused by any breaches. We cannot assure that we can prevent all security breaches.

Risks Related to Our Stock Being Publicly Traded

Our stock price may be volatile.

Our Common Stock has been trading in the public market since 2004.  However, throughout our history trading volume has been extremely light, as approximately 88% of our outstanding shares are unregistered and cannot yet be traded. We cannot predict the extent to which a trading market will develop for our Common Stock or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

	Quarterly variations in our results of operations or those of our competitors.

	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

	Disruption to our operations.

	The emergence of new sales channels in which we are unable to compete effectively.

	Our ability to develop and market new and enhanced products on a timely basis.

	Commencement of, or our involvement in, litigation.

	Any major change in our board of directors or management.

	Changes in governmental regulations or in the status of our regulatory approvals.

	Changes in earnings estimates or recommendations by securities analysts.

	General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We do not intend to pay dividends on our Common Stock.

We have never declared or paid any cash dividend on our Common Stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our Certificate of Incorporation and By-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:


Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on our board of directors.


Our stockholders may act by written consent, provided that such consent is signed by all the shareholders entitled to vote with respect to the subject matter thereof. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders’ meeting.

	Our Certificate of Incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

You may experience substantial dilution as a result of the Dutchess financing transaction, as well as if we raise funds through the issuance of additional equity and/or convertible securities.

You may experience substantial dilution if Dutchess converts its Debentures into Common Stock of the Company and exercises its Common Stock Purchase Warrants. Since the conversion price of the Debentures fluctuates at a substantial percentage discount (15%) to fluctuating market prices, the number of shares issuable to Dutchess, upon conversion of the Debentures, is potentially limitless. In other words, the lower the average trading price of the Company’s shares at the time of conversion, the greater the number of shares that can be issued to Dutchess. This perceived risk of dilution may cause our shareholders to sell their shares, thus contributing to a downward movement in the Company’s stock price.  Dutchess’ overall ownership at any one moment is limited to 4.9% of the outstanding shares of Common Stock in accordance with the financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional warrants into shares of Common Stock.

Our Common Stock has a small public float and future sales of our Common Stock, or sales of shares currently being registered on behalf of Dutchess may negatively affect the market price of our Common Stock.

As of April 4, 2008, the most recent trading day in our Common Stock, there were 36,120,707 shares of our Common Stock outstanding, at a closing market price (average of best bid and ask prices) of $1.52 for a total market valuation of approximately $54,903,474. Our Common Stock has a public float of approximately 12,800,000 shares, which shares are in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These 12,800,000 shares are held by approximately 3,400 shareholders. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales of substantial amounts of Common Stock, including future shares issued upon the exercise of 27,646,086 Common Stock Purchase Warrants, future shares issued upon the exercise of stock options (of which none are outstanding as of April 4, 2008 and 1,000,000 have been reserved for potential future issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

We could terminate our Securities and Exchange Commission Registration, which could cause our Common Stock to be de-listed from the Over the Counter Bulletin Board (“OTCBB”).

As a public company with more than 300 shareholders, we are required to file our periodic reports with the SEC and register our shares of Common Stock under the Securities Exchange Act of 1934 (the “Exchange Act”).  In the event that our Company would have less than 300 shareholders of record, our reporting requirements would be on a voluntary basis. In the event that in the future we would have fewer than  300  stockholders of record, we would be eligible to de-register our Common Stock under the Exchange Act. Although the Company does not currently plan to de-register its Common Stock, there can be no assurance that we would not de-register the Common Stock at some point in the future. If the Company were to take such action, it could inhibit the ability of the Company’s common stock holders to trade the shares in the open market, thereby severely limiting the liquidity of such shares. Furthermore, if we were to de-register, we would no longer be required to file annual and quarterly reports with the SEC and would no longer be subject to various substantive requirements of SEC regulations. De-registration would reduce the amount of information available to investors about our Company and may cause our Common Stock to be de-listed from the OTCBB. In addition, investors would not have the protections of certain SEC regulations to which we would no longer be subject. The Company has no intention of terminating the registration of the Common Stock, and in fact is constrained from doing so under the terms of its agreements with Dutchess.

Because the market for and liquidity of our shares is volatile and limited, and because we are subject to the "Penny Stock" rules, the level of trading activity in our Common Stock may be reduced.

Our Common Stock is quoted on the OTC Bulletin Board under the trading symbol PPRG.  The OTCBB is generally considered to be a less efficient market than the established exchanges or the NASDAQ markets. While our Common Stock continues to be quoted on the OTCBB, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our Common Stock, compared to if our securities were traded on NASDAQ or a national exchange. In addition, our Common Stock is subject to certain rules and regulations relating to "penny stocks" (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealer's presumed control over the market. For as long as our securities are subject to the rules on penny stocks, the liquidity of our Common Stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

ITEM 2.	PROPERTIES

As of December 31, 2007, the principal property assets of the Company consisted of hospital telecommunications services contracts, furniture, fixtures and computer and network equipment owned by our wholly-owned subsidiaries Patient Portal Connect, Inc. and TB&A Hospital Television, Inc.

During the year ended December 31, 2007, the Company had no equipment leases in effect.  The Company paid a portion of real estate leases on four properties representing primary office space and company apartments in Palm Beach Gardens, FL and Baldwinsville, NY.  The future minimum non-cancelable lease payments under leases are $93,427.29, $89,640.00, and $87,840.00 for the three years ended December 31, 2007, 2008, and 2009 respectively.  The minimum lease payments for years 2010 through 2015 are $82,240.00 per year.  The minimum lease payments for 2016 are $21,060.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities  holders  during the three months ended  December 31, 2007 (the fourth  quarter of the fiscal  period covered by this report).

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) The Company's Common Stock was initially listed on the OTC Bulletin Board Market (Current OTCBB Symbol:  "PPRG") from July 27, 2005 to January,  2006, and and resumed trading on the Bulletin Board from July, 2007 through December, 2007. The prices  shown for the four quarters of 2006 were as reported by the OTC Pink Sheets.

	HIGH	LOW	HIGH	LOW
	BID PRICES		ASK PRICES
Fiscal Year 2006:
Quarter Ended 3/31/06	$.14	$.08	$.17	$.10
Quarter Ended 6/30/06	$1.45	$.35	$1.60	$.38
Quarter Ended 9/30/06	$.80	$.22	$.90	$.20
Quarter Ended 12/31/06	$1.50	$.15	$1.75	$.18

Fiscal Year 2007
Quarter Ended 3/31/07	$.14	$.08	$.17	$.10
Quarter Ended 6/30/07	$1.45	$.35	$1.60	$.38
Quarter Ended 9/30/07	$.80	$.22	$.90	$.20
Quarter Ended 12/31/07	$1.50	$.15	$1.75	$.18

Sales prices do not include  commissions  or other  adjustments  to the selling  price.  All prices are adjusted  for the  on-for-ten  reverse  split of Common Stock which was effective 9/01/06.

(b) HOLDERS - As of March 31, 2008,  there were 365  shareholders  of record of the Company's Common Stock.

Based upon information from nominee holders, the Company believes that the number of beneficial holders of its Common Stock exceeds 3,400.

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

(d) WARRANTS  AND OPTIONS- As of March 31, 2008,  in addition to the Company's  aforesaid  outstanding Common Stock, there are issued and outstanding Common Stock  Purchase  Warrants which are  exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

Description	Number	Exercise Price	Expiration
Class "A" Warrants	365,000	$2.00	12/31/11
Class "B" Warrants	365,000	$3.00	12/31/11
Class "C" Warrants	365,000	$4.00	12/31/11
Class "D" Warrants	3,650,000	$.50	12/31/09

2002 INVENTIVE STOCK OPTION PLAN

On November  22, 2002,  the  Shareholders  of the Company  ratified the Company's "2002 Incentive Stock Option Plan" and reserved  1,000,000  shares for issuance  pursuant to said Plan.  As of March 31, 2008,  no options have been awarded pursuant to this Plan.

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-QSB or 8-K, which were not registered under the Securities Act.

During the fourth quarter of 2007, the Company issued: 2,950,000 shares of Common Stock to OmniCast, Inc. as partial consideration for its acquisition of a License Agreement for the HealthCast System; 3,250,000 shares of Common Stock to Worldnet, Inc. as partial consideration for the acquisition of hospital service contracts; 1,521,740 shares of Common Stock in lieu of cash compensation for commissions and fees related to the Dutchess financing; 893,188 shares of Common Stock upon conversion of 80,000 shares of Series “A” Preferred Stock and accrued interest; 1,110,000 shares issued as partial consideration for employment and consultant agreements; and 174,666 shares issued upon exercise of Common Stock Purchase Warrants.

The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the “Act”) for the above issuances. No commission or other remuneration was paid on these issuances.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes, which are included elsewhere in this prospectus. This discussion includes forward-looking statements that involve risks and uncertainties. Operating results are not necessarily indicative of results that may occur in future periods. When used in this discussion, the words “believes”, “anticipates”, “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

Our business and results of operations are affected by a wide variety of factors, as we discuss under the caption “Risk Factors” and elsewhere in this prospectus, which could materially and adversely affect us and our actual results. As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

Any forward-looking statements herein speak only as of the date hereof. Except as required by applicable law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General Discussion on Results of Operations and Analysis of Financial Condition

 We begin our General Discussion and Analysis with a discussion of the Results of Operations for the years ended December 31, 2007 and 2006, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

 Income Taxes

 We make estimates to determine our current provision for income taxes, as well as our income taxes payable. Our estimates with respect to the current provision for income taxes take into account current tax laws and our interpretation of current tax laws, as well as possible outcomes of any future tax audits. Changes in tax laws or our interpretation of tax laws and the resolution of any future tax audits could significantly impact the amounts provided for income taxes in our financial statements.

Legal Contingencies

From time to time, we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

RESULTS OF OPERATIONS

The Company was established in November, 2002. On December 7, 2006, the Company acquired Patient Portal Connect, Inc., and on November 4, 2007 acquired TB&A Hospital Television, Inc.  As of December 31, 2007, these are the only operating subsidiaries of the Company. The results of operations for the year ended December 31, 2007 includes the business operations of these subsidiaries and revenues from acquired contracts for the periods subsequent to their acquisition.  The principal acquisitions were completed in November, 2007, and therefore we are including only two months of operations related to these acquisitions in our December 31, 2007 Results of Operations.  A significant increase in revenues will be reported in calendar year 2008 as the results of these newly-acquired operations are reported on a quarterly and full-year basis, commencing with the first quarter of 2008.

Year Ended December 31, 2007 vs. December 31, 2006

The Company reported $3,868,299 of revenue for the Year Ended December 31, 2007 and $1,690 for the comparable period in 2006.  This increase is solely attributable to the acquisition of the Company's Patient Portal Connect, Inc. operating subsidiary in December, 2006 and minimal start-up revenues attributed to this subsidiary during the period ended December 31, 2006, and for the period ended December 31, 2007 reflects the two-month results of the operations of TB&A Hospital Television, Inc. in November, 2007.

Cost of sales for the Year Ended December 31, 2007 were $3,568,682 as compared to cost of sales of $115,332 during the same period in 2006.

Selling and marketing expenses were $618,103 for the Year Ended December 31, 2007 as compared to $0 in 2006. Administrative expenses were $1,512,993 for the Year Ended December 31, 2006 as compared to $173,499  during the same period in 2006.  These increases are due primarily to first-year and start-up costs associated with our newly-acquired hospital service contracts, costs associated with the acquisition of our TB&A Hospital Television, Inc. subsidiary, and increased staffing and overhead costs resulting from our growth in operations and revenue. These expenses as a percentage of revenue will decrease significantly in 2008 as the increases in revenue from our November, 2007 acquisitions are reflected on a quarterly and full-year basis.

Interest costs were $295,868 for the Year Ended December 31, 2007 compared to $25,653 in 2006.  This increase in interest costs is due to the additional interest expense for two months as a result of of the Dutchess financing which closed on November 4, 2007.

The Company reported a net loss of ($2,181,025) for the Year Ended December 31, 2007 as compared to a net loss of ($401,408) during the same period in 2006. This represents a loss per share of ($.09) during the Year Ended December 31, 2007 as compared to a loss per share of $(.01) for the same period in 2006.

Year Ended December 31, 2006 vs. December 31, 2005

The Company reported $ 1,690 of revenue for the Year Ended December 31, 2006 and $0 for the comparable period in 2005.  This increase is solely attributable to the acquisition of the Company's Patient Portal Connect, Inc. operating subsidiary in December, 2006 and minimal start-up revenues attributed to this subsidiary during this period. The results for 2005 reflected the discontinuance of direct business operations and the subsequent sale of the Company's previous sole operating subsidiary in 2005, and the subsequent acquisition of Patient Portal Connect, Inc. in December, 2006.

Cost of sales for the Year Ended December 31, 2006 were $115,332 as compared to cost of sales of $0 during the same period in 2005.

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

CURRENT PLAN OF OPERATIONS

Our Company, through its newly acquired subsidiaries, Patient Portal Connect, Inc. (PPC) and TB&A Hospital Television, Inc. (TB&A) is well positioned to be the premier provider of integrated workflow solutions in the healthcare industry. Having developed the industry's newest, leading-edge process improvement delivery platform for the healthcare industry, PPC is poised to capture a significant segment of the multi-billion dollar healthcare market. Its proprietary systems were developed in close coordination with hospital industry partners to provide multi-layer functionality across a wide spectrum of critical patient-centric workflows that result in immediate improvements in cost savings, patient outcomes, and revenue growth for hospitals. PPC's revolutionary solutions are changing the way hospitals and patients do business in today's healthcare environment.

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

PPC's expertise is its ability to create win-win opportunities for hospitals and patients by clearly defining customized, flexible, and integrated healthcare solutions with measurable results. PPC enables hospitals to improve patient flow, enhance patient satisfaction, and create long-term relationships with patients as they move from hospital to home. In so doing, hospitals gain productivity and efficiency enhancements, reduce the burden on staff and increase cash flow by optimizing reimbursements from third-party sources.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the above financial statements, the Company incurred a net loss of ($401,408) during the year ended December 31, 2006 and ($2,181,025) during the year ended December 31, 2007. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability.  However, management expects that the acquisitions in November, 2007 of our TB&A Hospital Television, Inc. subsidiary and additional hospital service contracts will, when results of operations are reported on a quarterly and annual basis for calendar year 2008, significantly increase the revenues, profitability, and liquidity of the Company.

The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2008 and to continue its product development efforts and adjust its operating structure to reduce losses and ultimately attain profitability. Management's plans in this regard include, but are not limited to, the increase in business operations which it expects from the acquisition of additional retail hospital contracts by our Patient Portal Connect subsidiary and the continuing roll-out of its product line to its existing and future customer base.  We also expect to see significant growth in the revenues of our TB&A Hospital Television, Inc. subsidiary during 2008 both through new contracts and through the sale of new flat-screen television equipment to our existing customer base.

Management believes that actions presently being taken will generate sufficient revenues to provide cash flows from operations and that sufficient capital will be available, when required, to permit the Company to realize its plans. However, there can be no assurance that this will occur. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Because our business is evolving and changing, particularly regarding our recent acquisitions and the Dutchess financing transaction, our operating cash flow will be significantly increased from past results, and past operations are not a good gauge for anticipating future operations.

INFLATION

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this report are located beginning on page F-1 of this report and incorporated by reference.

The Board of Directors
Patient Portal Technologies, Inc .
Baldwinsville, New York

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

I have audited the balance sheet of Patient Portal Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Patient Portal Technologies, Inc. and subsidiaries as of December 31, 2006 were audited by other auditors whose report dated April 9, 2007, expressed  an unqualified opinion with an explanatory note as it affects going concern.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.  An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Patient Portal Technologies, Inc. and subsidiaries at December 31, 2007  and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 8, 2008 expressed in unqualified opinion on management’s assessment that Patient Portal Technologies, Inc. and subsidiaries maintains effective internal control and an unqualified opinion that internal control was effective.

/s/ Harris F. Rattray
Harris F. Rattray CPA
Pembroke Pines, Florida
April 14, 2008

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED  BALANCE  SHEET
December 31, 2007

ASSETS
	2007	2006
CURRENT ASSETS:
Cash and Cash equivalents	$406,503	$1,690
Accounts Receivable	1,073,949	1,202
Inventory	81,611	-
Prepaid Expenses	-	27,500
TOTAL CURRENT ASSETS	1,562,063	30,392

PROPERTY, PLANT AND EQUIPMENT, net	3,352,256	822,288

LONG-TERM NOTE RECEIVABLE	276,967	250,000

HOSPITAL CONTRACTS, net	6,297,779	-

DEBT ISSUANCE COSTS	642,199	-
TOTAL ASSETS	$12,131,264	$1,102,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion in long-term liabilities	$1,175,684	$-
Accounts payable	1,385,083	34,255
Notes payable	752,219	337,317
Other current liabilities	270,337	13,131
TOTAL CURRENT LIABILITIES	3,583,323	384,703

LONG-TERM DEBT	6,216,667	-

REDEEMABLE PREFERRED STOCK, $.01 par value,1,000,000authorized
Issued and outstanding 30,000 shares(December 31, 2007) and	300	600
60,000 shares(December 31, 2006) at par value

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares ;authorised;
36,120,707 (Dec 31,2007) and 23,671,601(Dec 31, 2006) shares
issued and outstanding	36,121	23,671
Additional paid-in-capital	7,305,619	3,523,446
Retained deficit	(5,010,765)	(2,829,740)
TOTAL STOCKHOLDERS' EQUITY	2,331,274	717,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,131,264	$1,102,680

See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE YEAR DECEMBER 31, 2007

	2007	2006

NET SALES	$3,868,299	$13,575

COST OF SALES	3,568,682	115,332
GROSS PROFIT/(LOSS)	299,617	(101,757)

DIRECT OPERATING EXPENSES:
Sales and marketing	618,103
Administration	1,512,993	173,499
TOTAL OPERATING EXPENSES	2,131,096	173,499

(LOSS) FROM OPERATIONS BEFORE
OTHER INCOME AND EXPENSE	(1,831,479)	(275,256)

OTHER INCOME AND EXPENSES
Other expenses	53,678
Interest expense	295,868	(126,152)
	349,546	(126,152)
OPERATING LOSS BEFORE TAXES	(2,181,025)	(401,408)

PROVISION FOR INCOME TAX	-	-

NET (LOSS)	$(2,181,025)	$(401,408)

Net Loss per share:	$(0.09)	$(0.01)

Common shares outstanding (weighted)	25,540,612	13,401,899

See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,181,025)	$(401,408)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
Common stock and Warrants issued for services	1,326,751	-
Depreciation and amortization	757,732	-
(Increase) decrease in assets:
Accounts receivable	(1,072,747)	(1,202)
Inventory	(81,611)	-
Other current assets	27,500	(27,500)
Increase (decrease) in liabilities:
Current portion of long term liabilities	1,175,684	-
Accounts payable	1,350,827	47,386
Othe current liabilities	257,206	34,255
Notes payable	414,902	337,317
Total adjustments	4,156,244	390,256
Net cash flows used by operating activities	1,975,219	(11,152)

CASH FLOWS INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,888,600)	(878,135)
Long term note receivable	(26,967)
Purchase of hospital contracts	(6,696,879)
Deferred loan costs	(642,199)

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	(10,254,645)	(878,135)

FINANCING ACTIVITIES:
Proceeds from common stock issued	2,467,872	922,252
Proceeds from long-term debt	6,216,667
Redeemable preferred stock	(300)	600

Net cash flows provided by (used in) financing activities	8,684,239	922,852

NET INCREASE (DECREASE) IN CASH	404,813	690

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,690	1,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$406,503	$1,690

See notes to the consolidated financial statements

PATIENT  PORTAL  TECHNOLOGIES,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
DECEMBER 31, 2007

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	$.001 Par Value

Balance January 1, 2007	23,731,601	24,271	3,523,466	(2,829,740)	717,997
Issuance of Common Stock For services	405,000	405	535,000		535,405
Issuance of Perferred Stock	50,000	500	499,500		500,000
Issuance of Common Stock For services	1,150,000	1,150	1,320,266		1,321,416
Issuance of Common Stock For services	414,512	415	43,016		43,431
Sale of common stock to aquire Worldnet, Inc. Contract	3,250,000	3,250	371,250		374,500
Sale of common stock to equity investor	500,000	500	434,012		434,512
OmniCast, Inc. License Agreement	2,950,000	2,950	292,050		295,000
Commissions & Fees for Dutchess Financing (in lieu of cash)	1,521,740	1,522	150,652		152,174
Conversion of Preferred Stock	800,000	80			80
Issuance of Common Stock for Interest	93,188	93	9,225		9,318
Employment and Consulting Agmts	1,110,000	1,110	109,890		111,000
Issuance of common stock pursuant to exercise of warrants	174,666	175	17,291		17,466
Net loss for the year				(2,181,025)	(2,181,025)
Balance December 31, 2007	36,150,707	36,421	7,305,618	(5,010,765)	2,331,274

See notes to the consolidated financial statements

Patient Portal Technologies, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2007 and 2006

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Basis of Presentation-Patient Portal Technologies, Inc. and its wholly owned subsidiaries (The “Company”) is in the business of owning, operating and investing in and marketing equipment primarily in hospital television and cable facilities. The company’s principal customers are hospitals and hospital patients. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Consolidation- The accompanying consolidated financial statements include the accounts of Patient Portal Technologies, Inc. and it’s wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Financial Statement Preparation- The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from those estimates.

Revenue Recognition- Sales of products are recorded when the earnings process is complete. This generally occurs when the products are shipped to the customer in accordance with the contract of purchase order, risk of loss and title has passed to the customer, collectability is reasonably assured and pricing is fixed and determinable.

Service revenues primarily consist of lease and rental income to hospital patients.

Income Taxes – Income taxes are not provided for in these financial statements since the Company incurred a net loss for the year ended December 31, 2007.

Cash Equivalents- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Cash Receivable – The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management’s expectations and the provisions established. No allowance was made for doubtful accounts.

Inventories – The Company values inventory at the lower of cost (FIFO) or market. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand and new product designs.

Debt Issuance Costs – Cost incurred to issue debt are deferred and amortized as interest expense over the term of the related debt.

Goodwill and Identified Intangible Assets - Under statement of Financial Accounting Standards (“SFAS”) No 142 “Goodwill and other Intangible Assets”, goodwill and other intangible assets with indefinite lives are not amortized but are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their useful lives. Based on their impairment tests and the fair value analysis for goodwill and other intangible assets, and there were no impairments or impairment indicators present and no impairment loss was recorded during the fiscal years ended December 31, 2007 and 2006.

Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS NO 157 “Fair Value Measurements” (SFAS 157) which provides guidance for measuring assets and liabilities at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statements of Financial Accounting Standards NO. 141 (revised 2007), “Business Combinations” (FAS 141®) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment for ARB No. 41 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 will not have a material impact on the Company’s consolidated financial statements.

2.         BUSINESS COMBINATIONS

During 2007 and 2006, the Company completed two acquisitions which were accounted for as purchases under SFAS No 141, “Business Combinations.” The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheets as of December 31, 2007 and 2006 and the results of operations for the acquisitions are included in the accompanying consolidated statement of earnings from the respective dates of acquisition.

Patient Portal Connect, Inc.
On December 7, 2006, the Company acquired Patient Portal Connect, Inc. from its shareholder in a Share Exchange Agreement.  Patient Portal is a provider of integrated workflow solutions in the healthcare industry. The integration of Patient Portal with the Company’s existing operations will provide multi-layer functionality across a wide spectrum of critical patient- centric workflows.

TB&A Hospital Television, Inc.
On November 2, 2007, the Company acquired TB&A Hospital Television, Inc. a privately held company, for $4,275,000. TB&A distributes televisions to hospitals nationwide. Additionally, TB&A leases television and telephone facilities to hospital patients nationwide. The estimated excess of the purchase price over the fair value of identifiable net tangible assets acquired was $3,104,968 and this was allocated to hospital contracts.

The following table summarizes the fair values of assets acquired and liabilities assumed:

Inventories	$88,238
Other current assets	$3,546
Property and equipment	$2,517,257
Hospital Contracts	$3,104,908
Other assets	$34,429
Accounts payable and accrued liabilities	$(1,872,673

Total Purchase Price	$3,875,705

Hospital Contracts and other intangibles of $3,104,908 related to these acquisitions are expected to be deductible for US tax purposes.

Consolidated proforma revenues for fiscal years 2007 and 2006, giving effect to the Patient Portal and TB&A acquisitions as if they occurred on January 1, 2007 and 2006 were $13,039,826 and $9,258,073 respectively.

3.         INVENTORIES                                                                                                           $   88,238

4.         PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifty years (or the lesser of the term of the lease for leasehold improvements, as appropriate).  Property and equipment consist of the following:

	December 31,	December 31,
	2007	2006
	$	$
Leasehold improvements	195,640	-
Television sets/system installations	5,687,436	822,288
Computer equipment	866,672	-
Computer equipment	74,711	-
Computer equipment	72,791	-

	6,897,250	822,288
Accumulated depreciation	3,544,994	-
Total	3,352,256	(822,288)

5.         GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142 the Company’s goodwill and indefinite life intangible assets are not amortized, but are subject to an annual impairment test.  The following sets forth the intangible assets by major asset class, all of which were acquired through business acquisition transactions.

6.         LONG-TERM DEBT

Long-term debt consists of the following:

12% Convertible Debenture	$7,000,000
Other Long-term Debt	392,351
$7,392,351
Less Current portion of long-term debt	1,642,351

$5,750,000

12% Convertible Debenture - On November 1, 2007 the Company entered into an agreement with Duchess Private Equities Fund, LTD (“Duchess”) to borrow $7,000,000 for acquisition purposes.  This amount is repayable over sixty (60) months beginning May 1, 2008.  Duchess has the option to convert the outstanding principal for common stock at a conversion price of $.46 per share.

Other Long term Debt – Individuals’ payable in monthly installments of $833 to $4804 including interest at 10 percent expiring at various dates through January 2012.  These notes are scored by television installations.

7.         COMMITMENTS AND CONTINGENCIES

Lease Commitments - During the Year ended December 31, 2007 the Company had no equipment lease in effect.

Rent expense for the Year ended December 31, 2007 and 2006 was $101,555 and $63,562 respectively.  Future payments under operating leases with terms currently greater than one year as follows:

2008	$278,138
2009	$283,610
2010	$283,610
2011	$283,610
2012	$283,610

Thereafter $283,610.

Employment Agreements – As of December 31, 2007, the Company had no Employment Agreement in effect.

Litigation – From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business.  The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2007, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The information called for by this Item and not provided above in Item 4A is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2007.

Item 10.	Executive Compensation.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2007.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2007.

Item 13.	Exhibits.

(a)(1) Financial Statements

Our consolidated financial statements and notes to our consolidated financial statements filed with this report are set forth as follows:

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our proxy statement which we intend to file with the Security and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT PORTAL TECHNOLOGIES, INC.

April 14, 2008	by:	/s/ KEVIN KELLY
Kevin Kelly
President

April 14, 2008	by:	/s/ Thomas Hagan
Thomas Hagan
Secretary, Acting CFO

April 14, 2008	by:	/s/ Daniel Coholan
Daniel Coholan
Director