Form 10QSB
period 2008-03-31
Patient Portal Technologies, Inc.
filed 2008-05-14
CIK 1240093

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 1O-QSB

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTER ENDED March 31, 2008

COMMISSION FILE NO. 333-107826

PATIENT PORTAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0656132
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID No.)

8276 Willett Parkway, Baldwinsville, NY 13027
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (315) 638-6708

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No [  ]

Transitional Small Business Disclosure Format: Yes [  ]  No  [X]

Indicate by check mark whether the Registrant is a shell company [as defined in Rule 12b-2 of the Exchange Act]. Yes: [  ]  No:  [X]

The number of shares outstanding of each of the registrant's classes of common stock as of May 10, 2008 is 36,120,707 shares of $.001 par value Common Stock and 40,000 Shares of Class A Redeemable Convertible Preferred Stock, $.01 par value.

PATIENT PORTAL TECHNOLOGIES, INC.

-i-

Part I. Financial Information

Item 1.     Condensed Consolidated Financial Statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED  BALANCE  SHEET (UNAUDITED)

ASSETS
	March 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$270,690	$406,503
Accounts receivable	1,969,545	1,073,949
Inventories, net	106,452	81,611
Prepaid expenses	36,600	-
TOTAL CURRENT ASSETS	2,383,287	1,562,063

PROPERTY, PLANT AND EQUIPMENT, net	3,459,033	3,352,256

LONG-TERM NOTE RECEIVABLE	270,767	276,967

HOSPITAL CONTRACTS, net	6,044,463	6,297,779

DEBT ISSUANCE COSTS	660,172	642,199
TOTAL ASSETS	$12,817,722	$12,131,264

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion in long-term liabilities	$973,333	$1,175,684
Accounts payable	2,129,222	1,385,083
Notes payable	437,317	752,219
Other current liabilities	306,138	270,337
TOTAL CURRENT LIABILITIES	3,846,010	3,583,323

LONG-TERM DEBT	7,087,754	6,216,667

REDEEMABLE PREFERRED STOCK, $.01 par value,1,000,000authorized
Issued and outstanding 30,000 shares(December 31, 2007) and 60,000 shares(December 31, 2006) at par value	300	300

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares ;authorized; 36,120,707 (Dec 31,2007) and 23,671,601(Dec 31, 2006) shares issued and outstanding	36,121	36,121
Additional paid-in-capital	7,305,619	7,305,619
Retained deficit	(5,458,081)	(5,010,765)
TOTAL STOCKHOLDERS' EQUITY	1,883,959	2,331,274
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,817,722	$12,131,264

See notes to the condensed consolidated financial statements

PATIENT PORTAL TECHNOLOGIES,  INC.  AND  SUBSIDIARY
CONDENSED CONSOLIDATED  STATEMENTS  OF  OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2008	2007

NET SALES	$3,876,233	$251,978

COST OF SALES	3,320,185	239,231
GROSS PROFIT	556,049	12,747

DIRECT OPERATING EXPENSES:
Sales and marketing	98,413	90,053
Administration	692,876	29,054
TOTAL OPERATING EXPENSES	791,288	119,107

(LOSS) FROM OPERATIONS BEFORE OTHER INCOME AND EXPENSE	(235,240)	(106,360)

OTHER INCOME AND EXPENSES
Interest expense	212,076	-
	212,076	-
OPERATING LOSS BEFORE TAXES	(447,316)	(106,360)

PROVISION FOR INCOME TAX	-	-

NET (LOSS)	$(447,316)	$(106,360)

Net Loss per share:

Basic	$(0.02)	$(0.01)

Weighted common shares:

Basic	25,540,612	24,136,601

See notes to the condensed consolidated financial statements

PATIENT PORTAL TECHNOLOGIES,  INC.  AND  SUBSIDIARY
CONDENSED CONSOLIDATED  STATEMENTS  OF  CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(447,316)	$(106,360)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation and amortization	284,031	43,388
(Increase) decrease in assets:
Accounts receivable	(895,596)	(46,818)
Inventories	(24,841)	-
Other current assets	(36,600)	(46,250)
Increase (decrease) in liabilities:
Accounts payable	744,139	3,152
Other current liabilities	35,801	13,131
Notes payable	(314,902)	50,000
Total adjustments	(207,969)	(9,659)
Net cash flows used in operating activities	(655,285)	(116,019)

CASH FLOWS INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(178,759)	(3,159)
Long term note receivable	6,200	-
Reduction/(Purchase) of hospital contracts	41,268	(407,931)
Deferred loan costs	(17,973)	-

Net cash used in investing activities	(149,265)	(411,090)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds from preferred stock issued	-	537,499
Proceeds from long-term debt	1,025,000	-
Principal payments on long term debt	(356,264)	-
Redeemable preferred stock	-	-

Net cash flows provided by financing activities	668,736	537,499

NET (DECREASE) INCREASE IN CASH	(135,813)	10,390

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	406,503	1,690

CASH AND CASH EQUIVALENTS, END OF PERIOD	$270,690	$12,080

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net	203,468	-

See notes to the condensed consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC.,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the UnitedStates of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete financial statements.  All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of normal recurring nature and have been reflected in the condensed consolidated financial statements.  The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Patient Portal Technologies, Inc., and Subsidiary (the “Company”) annual report on Form 10-K for the fiscal year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures.  Actual results could differ from those estimates.

Note 2	New Accounting Standards

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition and results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note 8, “Fair Value Measurements”.

Fair Value Option: In February 2007, the FASB issues SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” which permits an entity to measure certain financial assets and financial liabilities at fair value, with unrealized gains and losses reported in earnings at each subsequent measurement date. The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless an event specifies in SFAS No. 159 occurs that results in a new election date. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and has elected not to measure any additional financial instruments and other items at fair value.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 will not have a material impact on the Company’s consolidated financial statements.

Note 3	Business Combination

The Company completed two acquisitions during the fourth quarter of 2006 and 2007.  The acquisitions were accounted for as purchases under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.  The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying condensed consolidated balance sheet as of March 31, 2008.  Results of operations for the acquisitions are included in the accompanying condensed consolidated statement of earnings for the quarter ended March 31, 2008

During 2007 and 2006, the Company completed two acquisitions which were accounted for as purchases under SFAS No 141, “Business Combinations.” The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheets as of December 31, 2007 and 2006 and the results of operations for the acquisitions are included in the accompanying consolidated statement of earnings from the respective dates of acquisition.

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

Investments are stated at the lower of cost or market.  Cost is determined using FIFO or Weighted Average Cost Method.

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

Consolidated proforma revenues for fiscal year 2007, giving effect to the TB&A acquisitions as if they occurred on January 1, 2007 for the three-month period ended March 31, 2008 were approximate.

Note 4	Inventories

Inventories are stated at the lower of cost or market value.  Cost is determined using FIFO or Weighted Average Cost Method.

	March 31, 2008	December 31, 2008

Finished products	$106,452	$81,611

Note 5	Goodwill and Intangible Assets

In accordance with SFAS No. 142 the Company’s goodwill and indefinite life intangible assets are not amortized, but are subject to an annual impairment test.  The following sets forth the intangible assets by major asset class, all of which were acquired through business acquisition transactions.

Note 6	Long-Term Debts

Long-term debt consists of the following:

	March 2008	December 2007

12% Convertible Debenture	$6,996,087	7,000,000
Line of Credit	675,000	-
Other Long-term Debt	350,000	392,351
	8,021,087	7,392,351

Less: Current portion of long-term debt	933,000	1,175,684
	7,092,000	6,216,667

12% Convertible Debenture - On November 1, 2007 the Company entered into an agreement with Duchess Private Equities Fund, LTD (“Duchess”) to borrow $7,000,000 for acquisition purposes.  This amount is repayable over sixty (30) months of beginning May 1, 2008.  Duchess has the option to convert the outstanding principal for common stock at a conversion price of $.46 per share.

Line of Credit - $750,000 line of credit from Five Star Bank payments of monthly interest only at prim plus 0.5%

Other Long term Debt – Amounts due to individuals’ payable in monthly installments of $1,750 to $2,333 including interest at 10 percent expiring at various dates through January 2012.  These notes are scored by television installations.

Note 7	Commitments and Contingencies

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions.At March 31, 2008 under the long-term real estate leases, totaled approximately $1.8 Million.

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

Note 8	Fair Value Measurements

As described in Note 2, “New Accounting Standards”, the Company adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobserved inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

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

RESULTS OF OPERATIONS

The Company was established in November, 2002. On December 7, 2006, the Company acquired Patient Portal Connect, Inc., and on November 4, 2007 acquired TB&A Hospital Television, Inc. As of December 31, 2007, these are the only operating subsidiaries of the Company. The results of operations for the three months ended March 31, 2008 is the first full reporting period which reflects the business operations of our TB&A subsidiary and as well as revenues from the additional hospital service contracts we acquired in November, 2007.

Management expects that a significant increase in revenues and liquidity will be reported in calendar year 2008 as the results of these newly-acquired operations are reported on a quarterly and full-year basis, commencing with the quarterly results and comparisons for this first quarter of 2008.

Three Months Ended March 31, 2008 vs. March 31, 2007

The Company reported revenue of $3,876,233 for the three months ended March 31, 2008 and $251,978 for the comparable period in 2007. This significant increase in revenue is primarily attributable to the acquisition of the Company's TB&A Hospital Television, Inc. subsidiary in November, 2007, as well as acquisition and development of additional hospital service contracts throughout calendar year 2007 and the first quarter of 2008.

Cost of sales for the three months ended March 31, 2008 were $3,320,185 as compared to cost of sales of $239,231 during the same period in 2007.

Selling and marketing expenses were $98,413 for the three months ended March 31, 2008 as compared to $90,053 in 2007, and Research and Development Expenses were $0 for the three months ended March 31, 2008 as compared to $29,054 in 2007.

Administrative expenses were $692,876 for the three months ended March 31, 2008 as compared to $173,499 during the same period in 2007. These increases are due primarily to first-year and start-up costs associated with our newly-acquired hospital service contracts, costs associated with the acquisition of our TB&A Hospital Television, Inc. subsidiary, and increased staffing and overhead costs resulting from our growth in operations and revenue. These expenses as a percentage of revenue will decrease significantly in 2008 as the increases in revenue from our November, 2007 acquisitions are reflected on a quarterly and full-year basis.

Interest costs were $212,076 for the three months ended March 31, 2008 compared to $25,653 in 2007. This increase in interest costs is due to the additional interest expense as a result of the Dutchess financing which closed on November 4, 2007.

The Company reported a net loss of ($447,316) for the three months ended March 31, 2008 as compared to a net loss of ($106,360) during the same period in 2007. This represents a loss per share of ($.01) for the three months ended March 31, 2008 as compared to a loss per share of $(.01) for the same period in 2007.

Three Months Ended March 31, 2007 vs. March 31, 2006

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

LIQUIDITY AND CAPITAL RESOURCES

As shown in the above financial statements, the Company incurred a net loss of ($401,408) during the year ended December 31, 2006 and ($447,316) during the three months ended December 31, 2008. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. However, management expects that the acquisitions in November, 2007 of our TB&A Hospital Television, Inc. subsidiary and revenues from the additional hospital service contracts will, when results of operations are reported on a quarterly and annual basis for calendar year 2008, significantly increase the revenues, profitability, and liquidity of the Company.

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

CAPITAL EXPENDITURES

Capital expenditures during the remainder of 2008 are not expected to be material.

ITEM 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2.  RECENT SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE

ITEM 5.  OTHER INFORMATION.

                  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  Exhibit 31.1 31.2 32.1 32.2 - Officer Certifications
  Reports on Form 8-K:
Current Report on Form 8-K filed on March 31, 2008

SIGNATURES

In accordance with the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Patient Portal Technologies, Inc.

Dated: May 14, 2008
By: /s/ KEVIN KELLY
Kevin Kelly, President

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME		TITLE	DATE

By:	/s/ KEVIN KELLY	President,	5/14/08
	Kevin Kelly	Chairman of the Board of Directors

By:	/s/ THOMAS HAGAN	Acting Chief Financial Officer,	5/14/08
	Thomas Hagan	Director

By:	/s/ DANIEL COHOLAN	Director	5/14/08
Daniel Coholan

By:	/s/ ROUNSEVELLE W. SCHAUM	Director	5/14/08
Rounsevelle W. Schaum