Form 10KSB/A
period 2007-12-31
Patient Portal Technologies, Inc.
filed 2008-07-21
CIK 1240093

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB /A

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

The  number  of  shares  of  Common  Stock  outstanding  as of April 4,  2008 was 36,040,707 .  As of such date, the aggregate  market value of the voting stock of the registrant held by non-affiliates was approximately  $ 19,456,000 based on the average  of the best closing bid and ask prices ($1.52) for such common stock as  reported on the OTC Bulletin Board on such date.

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

Affiliates for the purposes of this item refer to the officers, directors and/or any persons or firms owning 5% or more of the Company's common stock , both of record and beneficially.

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

On December 8, 2006, Patient Portal Connect, Inc. of Palm Beach Gardens, Florida, a Delaware corporation organized in May 2006, acquired approximately 80% of the capital stock of Patient Portal Technologies, Inc. in a tax free exchange that resulted in the shareholders of Patient Portal Connect, Inc. owning 17,500,000 shares of Common Stock of Patient Portal Technologies, Inc., as part of a “reverse” transaction.   As a result of this transaction, Patient Portal Connect, Inc. (hereinafter referred to as “PPC”) became a wholly-owned operating subsidiary of the Company.

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

To provide funds for acquisition purposes, on November 1, 2007, we entered into a $7,000,000 convertible debenture agreement with Dutchess Private Equities Fund, LTD (“Dutchess”). If Dutchess elects to convert its debentures (the “Debentures”) into shares of common stock, par value $0.001 (the “Common Stock”) of the Company, the conversion price for their shares of Common Stock is the lower of 85% of the lowest closing bid during the previous twenty day period prior to the conversion or $.46. Part of the financing transaction included issuing warrants to purchase up to 22,826,086 shares of the company’s common stock at a price of $.46 per share. The warrant agreement expires on November 1, 2012. Dutchess’ overall ownership in the Company is limited to 4.99% of the then outstanding shares of Common Stock, in accordance with the financing documents.  As a result, the number of shares issuable to Dutchess, upon conversion of the Debenture and exercising of its warrants, could potentially be materially adverse to current and potential investors. Although there is a restriction on ownership of 4.99%, Dutchess is free to sell any shares issued to them  into the market, thereby enabling Dutchess to systematically convert the remaining Debentures or exercise additional Warrants into shares of Common Stock.

On November 2, 2007, we acquired 100% of the capital stock of TB&A Hospital Television, Inc. (hereinafter "TB&A") for a cash purchase price of approximately $3,8 00 ,000 and assumption of debt . The consideration issued in the stock purchase was determined as a result of arm's-length negotiations between the parties.

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

We intend to rapidly gain market share by leveraging strategic relationships and by acquiring companies with existing hospital contracts. Our acquisition strategy will enable us to achieve greater profitability, grow rapidly, and quickly gain first-mover advantage. Our proprietary technology platform allows us to create additional revenue streams with minimal cost by accessing enhanced service modules as market demand changes.  This scalable architecture creates even greater profitability by enabling multiple services to be delivered over our service delivery platform.

We believe that our Company is positioned to quickly react to the requirements of an ever-changing healthcare industry. Unlike the costly, capital-intensive and stand-alone products offered by our industry competitors, our sophisticated technology platform offers flexible solutions and functionalities that are universal enough to have broad appeal while still allowing for a level of customization that is necessary to integrate with a hospital's existing legacy system, and at an affordable cost. Our flexible platform also enables the healthcare providers to fulfill the government's newest mandates for a full "continuum of care" from the hospital to the home. This unique ability enables us to present a tailored solution to our customers at a cost-effective price and will significantly enhance s our ability to capture significant market share nationwide.

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

Our strategy is establishing hospital relationships that utilize our proprietary technology platform. This platform utilizes the existing television and cable infrastructure to caret a communication portal that can be delivered to the patient bedside. This portal can be utilized by any number of third parties including the hospitals, drug and heath companies, patient education services and family members creating numerous revenue possibilities.

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

The following is a brief description of some of the principal products and services which we deliver to our customers utilizing the information and power of the communication portal platform:

HealthCast (TM) Patient Network System: In March 2007 we acquired a 9% interest in Omnicast, Inc in exchange for 2,950,000 shares of the company’s common stock. Omnicast, Inc. is a leading-edge technology and media provider that offers a variety of customized education and entertainment solutions for the healthcare industry.

As a part of this acquisition agreement the company received an exclusive technology license for the newly developed communication portal, HealthCast Patient Network System. We believe that HealthCast will fundamentally change the way patient communications at the bedside are managed leading to significant revenue opportunities. HealthCast is the first suite of customized hospital television channels that invites viewers to interact with channel programming and delivers condition-specific content directly to a patient's TV, IP phone, or home computer.  HealthCast features an exclusive digital signage platform that promotes an unparalleled level of communication by simultaneously showing video, an information scroll, and additional customized messaging to a single patient, certain patient groups, or to specific areas of the hospital.  HealthCast is the only patient network that puts the hospital in control of multiple information streams for an unprecedented level of communication and education for patients and families.  In addition, HealthCast's proprietary platform captures viewing metrics so hospitals can document educational content delivery for pay-for-performance reimbursement, and commercial sponsors can respond to patient viewing habits.

HealthCast's Foundation Channel, Education Services Channel, and MyMail station present personalized content to specific patients.  In turn, patients have opportunities to interact with the multimedia platform to respond to channel content, such as with live auctions on the Foundation Channel, text messaging or E-Greetings on MyMail, or by answering questions to win prizes after watching condition-specific educational programming .

MedEx: The Company provides a turn key medication management solution to hospitals that improves the hand-off of prescription drugs when patients are discharged. The company controls the process on behalf of the hospital or ambulatory care center, by deploying its technology to manage the information flow between the parties in addition  to being the primary interface between the healthcare provider, patient and prescription drug fulfillment company. The service involves providing the patient with free home delivery of prescription drugs within a short window of time after discharge. This service is provided in conjunction with national or regional drug fulfillment companies. This service also provides an opportunity to extend and manage the patient relationship into the home environment. The service is provided on a per patient basis for both inpatients as well as outpatients.

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

VIRTUAL NURSE(TM) MARKETING AGREEMENT

In April, 2007, we acquired a 9% minority interest in Virtual Nurse, Inc.  of Palm Beach Gardens, FL, in exchange for 750,000 shares of the company's common stock and entered into a joint Marketing Agreement to introduce Patient Portal and Virtual Nurse(TM) services to healthcare institutions throughout the United States.

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

Investors may experience substantial dilution if Dutchess converts its Debentures into Common Stock of the Company and exercises its Common Stock Purchase Warrants. Since the conversion price of the Debentures fluctuates at a substantial percentage discount (15%) to fluctuating market prices, the number of shares issuable to Dutchess, upon conversion of the Debentures, is potentially limitless. In other words, the lower the average trading price of the Company’s shares at the time of conversion, the greater the number of shares that can be issued to Dutchess. This perceived risk of dilution may cause our shareholders to sell their shares, thus contributing to a downward movement in the Company’s stock price.  Dutchess’ overall ownership at any one moment is limited to 4.9% of the outstanding shares of Common Stock in accordance with the financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional warrants into shares of Common Stock.

Our Common Stock has a small public float and future sales of our Common Stock, or sales of shares currently being registered on behalf of Dutchess may negatively affect the market price of our Common Stock.

As of April 4, 2008, the most recent trading day in our Common Stock, there were 36,040,707 shares of our Common Stock outstanding, at a closing market price (average of best bid and ask prices) of $1.52 for a total market valuation of approximately $54,903,474. Our Common Stock has a public float of approximately 12,800,000 shares, which shares are in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These 12,800,000 shares are held by approximately 3,400 shareholders. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales of substantial amounts of Common Stock, including future shares issued upon the exercise of 27,571,086 Common Stock Purchase Warrants, future shares issued upon the exercise of stock options (of which none are outstanding as of April 4, 2008 and 1,000,000 have been reserved for potential future issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

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

(a) The Company's Common Stock was initially listed on the OTC Bulletin Board Market (Current OTCBB Symbol:  "PPRG") from July 27, 2005 to January, 2006 , and resumed trading on the Bulletin Board from July, 2007 through December, 2007. The prices shown for the four quarters of 2006 were as reported by the OTC Pink Sheets.

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

(d) WARRANTS  AND OPTIONS- As of March 31, 2008,  in addition to the Company's  aforesaid  outstanding Common Stock, there are issued and outstanding Common Stock  Purchase  Warrants which are  exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

Description	Number	Exercise Price	Expiration
Class "A" Warrants	365,000	$2.00	12/31/11
Class "B" Warrants	365,000	$3.00	12/31/11
Class "C" Warrants	365,000	$4.00	12/31/11
Class "D" Warrants	3,650,000	$.50	12/31/09
Dutchess Warrants	22,826,086	$.46	11/01/12

2002 INVENTIVE STOCK OPTION PLAN

On November 22, 2002, the  Shareholders  of the Company  ratified the Company's "2002 Incentive Stock Option Plan" and reserved  1,000,000  shares for issuance  pursuant to said Plan.  As of March 31, 2008, no options have been awarded pursuant to this Plan.

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-QSB or 8-K, which was not registered under the Securities Act.

During the first quarter of 2007, the Company issued: 2,200,000 shares of Common Stock to OmniCast, Inc. as consideration for its 9% acquisition interest and  a License Agreement for the HealthCast System; 75,000 shares to Virtual Nurse, Inc. in exchange for a 9% minority interest, during January, April and November 2007, 3,250,000 shares of Common Stock to Worldnet, Inc. as partial consideration for the acquisition of hospital service contracts; 1,521,740 shares of Common Stock in lieu of cash compensation for commissions and fees related to the Dutchess financing; 893,188 shares of Common Stock upon conversion of 80,000 shares of Series “A” Preferred Stock and accrued interest; 1,110,000 shares issued as partial consideration for employment and consultant agreements; and 174,666 shares issued upon exercise of Common Stock Purchase Warrants.

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

Cost of sales for the Year Ended December 31, 2007 was $3,261,834 as compared to cost of sales of $115,332 during the same period in 2006.

Selling and marketing expenses were $618,103 for the Year Ended December 31, 2007 as compared to $0 in 2006. Administrative expenses were $1,819,731 for the Year Ended December 31, 2006 as compared to $173,499  during the same period in 2006.  These increases are due primarily to first-year and start-up costs associated with our newly-acquired hospital service contracts, costs associated with the acquisition of our TB&A Hospital Television, Inc. subsidiary, and increased staffing and overhead costs resulting from our growth in operations and revenue. These expenses as a percentage of revenue will decrease significantly in 2008 as the increases in revenue from our November, 2007 acquisitions are reflected on a quarterly and full-year basis.

Interest costs were $295,868 for the Year Ended December 31, 2007 compared to $25,653 in 2006.  This increase in interest costs is due to the additional interest expense for two months as a result of of the Dutchess financing which closed on November 4, 2007.

The Company reported a net loss of ($2,180,945) for the Year Ended December 31, 2007 as compared to a net loss of ($401,408) during the same period in 2006. This represents a loss per share of ($.09) during the Year Ended December 31, 2007 as compared to a loss per share of $(.01) for the same period in 2006.

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

Cost of sales for the Year Ended December 31, 2006 was $115,332 as compared to cost of sales of $0 during the same period in 2005.

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

Interest costs were $126,152 for the Year Ended December 31, 2005 compared to $25,653 in 2006 .

The Company reported a net loss of ($401,408) for the Year Ended December 31, 2006 as compared to a net loss of ($130,653) during the same period in 2005. This represents a loss per share of $(.01) during the Year Ended December 31, 2006 as compared to a loss per share of $(.01) for the same period in 2005.

CURRENT PLAN OF OPERATIONS

Our Company, through its newly acquired subsidiaries, Patient Portal Connect, Inc. (PPC) and TB&A Hospital Television, Inc. (TB&A) is well positioned to be the premier provider of integrated workflow solutions in the healthcare industry. Having developed the industry's newest, leading-edge process improvement delivery platform for the healthcare industry, PPC is poised to capture a significant segment of the multi-billion dollar healthcare market. Its proprietary systems were developed in close coordination with hospital industry partners to provide multi-layer functionality across a wide spectrum of critical patient-centric workflows that result in immediate improvements in cost savings, patient outcomes, and revenue growth for hospitals. PPC's innovative solutions are changing the way hospitals and patients do business in today's healthcare environment.

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

PPC intends to rapidly gain market share by leveraging strategic relationships and acquiring companies with existing hospital contracts. The company's acquisition strategy will enable it to achieve immediate profitability, grow rapidly, and quickly gain first mover advantage. PPC's sophisticated technology platform allows the company to create additional revenue streams with minimal cost by accessing enhanced service modules as market demand changes. This scalable architecture creates even greater profitability by enabling multiple services to be delivered over the PPC service delivery platform.

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

LIQUIDITY AND CAPITAL RESOURCES

As shown in the above financial statements, the Company incurred a net loss of ($401,408) during the year ended December 31, 2006 and ($2,180,945) during the year ended December 31, 2007. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability.  However, management expects that the acquisitions in November, 2007 of our TB&A Hospital Television, Inc. subsidiary and additional hospital service contracts will, when results of operations are reported on a quarterly and annual basis for calendar year 2008, significantly increase the revenues, profitability, and liquidity of the Company.

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

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this report are located beginning on page F-1 of this report and incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report s of The Independent Registered Public Accountant	F-1 ,2,3

Balance Sheet s as of December 31, 2007 and December 31, 2006	F- 4

Statements of Operations for the two years ended December 31, 2007 and 2006	F- 5

Statements of Cash Flows for the two years ended December 31, 2007 and 2006	F- 6

Statements of Stockholders' Equity December 31, 2007 and December 31, 2006	F- 7,8

Notes to Financial Statements	F- 9 to F- 15

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

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 8, 2008 expressed in unqualified opinion (attached) on management’s assessment that Patient Portal Technologies, Inc. and subsidiaries maintains effective internal control and an unqualified opinion that internal control was effective.

/s/ Harris F. Rattray
Harris F. Rattray CPA
Pembroke Pines, Florida
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC COMPANY ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The shareholders and Board of Directors of Patient Portal Technologies, Inc.

I have audited Patient Portal Technologies, Inc.’s internal control over financial reporting as of December 31. 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Patient Portal Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  My responsibility is to express an opinion on the company’s internal control over financial reporting based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  My audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as I considered necessary in the circumstances.  I believe that my audit provides a reasonable basis for my opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  In my opinion, Patient Portal Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patient Portal Technologies, Inc. as of December 31, 2007 and my report dated July 21, 2008 expressed an unqualified opinion thereon.

                         /s/ Harris F Rattray
                 Certified Public Accountant

Pembroke Pines, Florida
July 21, 2008

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

Walden Certified Public Accountant, P.A.
Sunny Isles, Fl
Dated: April 9, 2007

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED  BALANCE  SHEET
December 31, 2007

ASSETS
	2007	2006
CURRENT ASSETS:
Cash and Cash equivalents	$406,503	$1,690
Accounts Receivable	1,073,949	1,202
Inventory	81,611	-
Prepaid Expenses	-	27,500
TOTAL CURRENT ASSETS	1,562,063	30,392

PROPERTY, PLANT AND EQUIPMENT, net	3,270,339	822,288

LONG-TERM NOTE RECEIVABLE	276,967	250,000

INTANGIBLES, HOSPITAL CONTRACTS, net	7,070,086	-

MINORITY INVESTMENTS	1,475,000	-

DEBT ISSUANCE COSTS	896,868	-
TOTAL ASSETS	$14,551,323	$1,102,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion in long-term liabilities	$1,175,684	$-
Accounts payable	1,385,083	34,255
Notes payable	752,219	337,317
Other current liabilities	270,337	13,131
TOTAL CURRENT LIABILITIES	3,583,323	384,703

LONG-TERM DEBT, Net of Discount on Convertible Instrument	3,155,286	-

REDEEMABLE PREFERRED STOCK, $.01 par value,1,000,000authorized
Issued and outstanding 30,000 shares(December 31, 2007) and	300	600
60,000 shares(December 31, 2006) at par value

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares ;authorised;
36,040,707 (Dec 31,2007) and 23,671,601(Dec 31, 2006) shares
issued and outstanding	36,040	23,671
Additional paid-in-capital	11,874,016	3,523,446
Additional paid-in-capital - warrants	913,043	-
Retained deficit	(5,010,685)	(2,829,740)
TOTAL STOCKHOLDERS' EQUITY	7,812,714	717,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,551,323	$1,102,680

See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR THE YEAR DECEMBER 31, 2007

	2007	2006

NET SALES	$3,868,299	$13,575

COST OF SALES	3,568,682	115,332
GROSS PROFIT/(LOSS)	299,617	(101,757)

DIRECT OPERATING EXPENSES:
Sales and marketing	618,103
Administration	1,512,993	173,499
TOTAL OPERATING EXPENSES	2,131,096	173,499

(LOSS) FROM OPERATIONS BEFORE
OTHER INCOME AND EXPENSE	(1,831,479)	(275,256)

OTHER INCOME AND EXPENSES
Other expenses	53,678
Interest expense	295,868	(126,152)
	349,546	(126,152)
OPERATING (LOSS) BEFORE TAXES	(2,181,025)	(401,408)

PROVISION FOR INCOME TAX	-	-

NET (LOSS)	$(2,181,025)	$(401,408)

Net Loss per share:	$(0.09)	$(0.01)

Common shares outstanding (weighted)	25,540,612	13,401,899

See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,180,945)	$(401,408)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
Common stock and Warrants issued for services	1,476,427	-
Depreciation and amortization	450,883	-
(Increase) decrease in assets:
Accounts receivable	(1,072,747)	(1,202)
Inventory	(81,611)	-
Other current assets	27,500	(27,500)
Increase (decrease) in liabilities:
Accounts payable	1,350,827	34,255
Other current liabilities	257,206	13,131
Total adjustments	2,408,485	18,684
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	227,540	(382,724)

CASH FLOWS INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,648,051)	(876,755)
Long term note receivable	(26,967)
Purchase of hospital contracts	(7,320,970)
Deferred loan costs	(896,868)
Stock Payments for Investments	3,241,174
Minority Investments	(1,475,000)

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	(9,126,682)	(876,755)

FINANCING ACTIVITIES:
Proceeds from common stock issued	1,497,002	922,252
Proceeds from long-term debt	7,000,000
Convertible Debt Discount	(3,061,381)
Redeemable preferred stock	(300)	600
Current portion of long term debt	392,351
Notes payable	414,902	337,317
Paid in capital - Warrants	913,043
Paid in capital - Beneficial Equity Conversion	2,148,338
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,303,955	1,260,169

NET INCREASE IN CASH	404,813	690

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,690	1,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$406,503	$1,690

See notes to the consolidated financial statements

PATIENT  PORTAL  TECHNOLOGIES,  INC.  AND  SUBSIDIARY
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY AND PREFERRED STOCK
DECEMBER 31, 2007

	Common Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value

Balance January 1, 2007	23,731,601	24,271	3,523,446	(2,829,740)	717,977
Issuance of Common Stock For services	405,000	405	535,000		535,405
Issuance of Perferred Stock	50,000	500	499,500		500,000
Issuance of Common Stock For services	1,150,000	1,150	1,320,846		1,321,996
Issuance of Common Stock For services	414,512	415	43,016		43,431
Issuance of Common Stock for Worldnet, Inc. contracts	3,250,000	3,250	1,610,750		1,614,000
Sale of common stock to equity investor	500,000	500	434,012		434,512
Issuance of Common Stock for OmniCast, Inc. - 9% Acquistion	2,200,000	2,200	1,097,800		1,100,00
Issuance of Common Stock for Virtual Nurse Inc. - 9%Acquisition	750,000	750	374,250	374,250	375,000
Commissions & Fees for Dutchess Financing (in lieu of cash)	1,521,740	1,522	150,652		152,174
Conversion of Preferred Stock	800,000	800			800
Conversion of Preferred Stock	(80,000)	(800)			(800)
Issuance of Common Stock for Interest	93,188	93	9,225		9,318
Employment and Consulting Agreements	1,110,000	1,110	109,890		111,000
Issuance of common stock pursuant to exercise of warrants	174,666	175	17,291		17,466
Intrinsic Value Of Convertible Debt	-	-	2,148,388		2,148,338
Net loss for the year				(2,181,945)	(2,180,945)
Balance December 31, 2007	36,070,707	36,341	11,874,016	(5,010,685)	6,899,672

See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PREFERRED STOCK
DECEMBER 31, 2006

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PREFERRED STOCK
DECEMBER 31, 2006
	Common and Preferred Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value

Balance January 1, 2006	9,979,479	$9,979	$2,624,467	$(2,432,310)	$202,136
Reverse Split of Common Stock 1-for-10 Sept. 1,2006	(8,981,530)	(8,981)			(8,981)
Issuance of Common Stock For services	2,123,652	2,123			2,123
Issuance of Common Stock For Debt Conversion	2,200,000	2,200	333,139		335,339
Issuance of Common Stock For Preferred Stock Conversion	850,000	850			850
Issuance of Common Stock For Share Exchange Acquisition	17,500,000	17,500			17,500
Issuance of Preferred Stock	60,000	600	565,840		566,440
Adjustment To Retained Deficit				3,978	3,978
Net loss for the Year ended December 31,2006 (Audited)				(401,408)	(401,408)
Balance December 31, 2007	23,731,601	$24,271	$3,523,446	$(2,829,740)	$717,977

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

Consolidation- The accompanying consolidated financial statements include the accounts of Patient Portal Technologies, Inc. and its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Financial Statement Preparation- The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from those estimates.

Revenue Recognition- The Company recognizes revenue from patient services when payment is received. Revenue from hospitals for equipment sales or other services is recorded when the service is performed or the equipment sale is finalized

Income Taxes – Income taxes are not provided for in these financial statements since the Company incurred a net loss for the year ended December 31, 2007.

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

Inventories/ Supplies – The Company values inventory in accordance with the First in First out Method. Inventory consists of televisions for resale, miscellaneous television system piece parts and supplies associated with the television equipment business .  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand and new product designs.

Debt Issuance Costs – Cost incurred to issue debt are deferred and amortized as interest expense over the term of the related debt.

Convertible Instrument Discount - Discounts associated with issuance of debt are amortized over the term of the debt using the interest method .

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

In December 2007, the FASB issued Statements of Financial Accounting Standards NO. 141 (revised 2007), “Business Combinations” (FAS 141®) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment for ARB No. 41 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be characterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 will not have a material impact on the Company’s consolidated financial statements.

2.         BUSINESS COMBINATIONS AND ACQUISITIONS

During 2007 and 2006, the Company completed two significant acquisitions which were accounted for as purchases under SFAS No 141, “Business Combinations.” The assets purchased and liabilities assumed for these acquisitions have been reflected in the accompanying consolidated balance sheets as of December 31, 2007 and 2006 and the results of operations for the acquisitions are included in the accompanying consolidated statement of earnings from the respective dates of acquisition.  Additionally, the company acquired a total of 22 hospital contracts at various times throughout the year. The operational results of those contracts have been reflected in the accompanying consolidated financial statements.

Patient Portal Connect, Inc.
On December 7, 2006, the Company acquired 100% of the outstanding shares of Patient Portal Connect, Inc. from its shareholder in a Share Exchange Agreement , in exchange for 17,500,000 shares of the company’s common stock.  Patient Portal is a leading provider of patient centric solutions which assist hospitals improve service and their financial performance. The integration of Patient Portal with the Company’s existing operations provides a technology and innovation platform to aggressively grow the company by expanding the type and number of services it offers, across numerous healthcare related markets.

TB&A Hospital Television, Inc.
On November 2, 2007, the Company acquired 100% of the outstanding stock in TB&A Hospital Television, Inc. a privately held company,   TB & A Hospital Television, Inc. is a leading provider of television systems and billing services for over 600 hospitals nationwide. As a result of this acquisition, Patient Portal Technologies can expand its broader product and service offerings nationwide. <?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

The aggregate purchase price was approximately $ 3,800,000 which included $3,000,000 in cash at closing and credit for the outstanding accounts receivable at the time of closing, which was approximately $800,000. The credit for the accounts receivable balance was due and payable to the to the seller as collected. As of December 31, 2007 the amount has been paid in full.

The following table summarizes the fair values of assets acquired and liabilities assumed:

Inventories	$90,000
Other current assets	$3,000
Property and equipment	$2,500,000
Intangible Assets	$3,080,000
Other assets	$34,429
Accounts payable and accrued liabilities	$(1,873,000)

Total Purchase Price	$3,800,000

The original amounts assigned to the assets acquired and liabilities assumed exceeded the purchase price by approximately $1.7 million. In accordance with SFAS 141 this difference was allocated as a pro rata reduction of the non current asset values.

The full amount of intangible assets was allocated to the existing 50 hospital contracts and 6 buying group contracts. The value was determined using a net present value analysis of the future value of these contracts in accordance with SFAS 141 and 142. The asset category is being amortized over a useful life of 10 years, which approximates the anticipated term (including renewals) for these contracts.

Consolidated proforma revenues for fiscal years 2007 and 2006, giving effect to the Patient Portal and TB&A acquisitions as if they occurred on January 1, 2007 and 2006 were $13,039,826 and $9,258,073 respectively.

Worldnet Communications, Inc.

In January, April and November 2007 the company acquired 22 active hospital contracts from Worldnet Communications, Inc. These contacts covered a variety of services including television and phone rental and billing services as well as other products and service supporting hospital patient management improvement.

Total consideration for these contacts was approximately $4.2 million which consisted of $2.4 million in cash and $1.8 million in common stock equal to 2,500,000 shares of common stock. The company’s common stock was valued in a range of $.50 - $1.00 based upon the market conditions at the time of the transaction. The value of the hospital contracts was negotiated at arms length and was based upon the anticipated future value of the agreements. The value is being amortized over 10 years in accordance with the typical length (including renewals) of these agreements.

3.         INVENTORIES                                                                                                           $   88,238

Inventory consists of televisions for resale, miscellaneous television system piece parts and supplies associated with the television equipment business. The inventory is valued at the cost using the First in First out (FIFO) method of accounting.

4.            INVESTMENTS

During April 2007 the Company acquired a 9% minority interest in Virtual Nurse, Inc. and in March 2007, acquired a 9% minority interest in OmniCast, Inc.

Virtual Nurse, Inc

The Company acquired a 9% interest in Virtual Nurse, Inc. for $375,000 in common stock. The investment was valued at $.50 per share, in an arms length transaction, which represented the average market price at the time the transaction occurred. Virtual Nurse's mission is to provide healthcare organizations with efficient, cost-effective nursing solutions.  It offers the highest quality of care through experienced, skilled, productive, and motivated nurses who benefit from the convenience of working at home on a flexible time schedule.  As a result, it is able to give healthcare facilities assurance that every patient receives condition-specific education before entering their facilities and ensure that every assessment has been carefully documented and delivered on time.

The investment allowed the Company to enter into an exclusive joint marketing relationship which will allow Patient Portal access to the customer base of Virtual Nurse. The agreement also provides for the Company to market the Virtual Nurse platform to its customer base.

OmniCast, Inc.

The Company acquired a 9% interest in OmniCast, Inc. for $1,100,000 in common stock. The investment was valued at $.50 per share, in an arms length transaction, which represented the average market price at the time the transaction occurred. Omnicast, Inc. is a leading-edge technology and media provider that offers a variety of customized education and entertainment solutions for the healthcare industry.

The investment in OmniCast followed the execution of an exclusive license agreement, between OmniCast and Patient Portal Technologies,  for the HealthCast platform. This platform serves as a critical element of eth Company’s strategy to management patient information and content flow before, during and after hospital care.

5 .         PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifty years .   Property and equipment consist of the following at December 31,:

	2007	2006
Television sets/system installations, equipment	$2,590,339	$52,135
Computer equipment and Software	840,000	820,000
Office equipment	40,000	-
	3,470,339	878,135
Accumulated depreciation	200,000	55,847
Total	$3,270,339	$(822,288)

6 .         INTANGIBLE ASSETS

In accordance with SFAS No. 142 the Company’s intangible assets are amortized over the anticipated useful life of the assets. At the end of December 31, 2007 there was $7,070,086 in intangible assets which reflected the unamortized portion of multi year hospital contracts purchased during 2007. The contracts are being amortized over a 120 month period using the straight line method. See note 2.

7 .         LONG-TERM DEBT

Long-term debt consists of the following:

12% Convertible Debenture	$7,000,000
Other Long-term Debt	392,351
$7,392,351
Less: Current portion of long-term debt	1,175,684
Discount on Convertible Debt	3,061,381

$3,155,286

12% Convertible Debenture - On November 1, 2007 the Company entered into an agreement with Duchess Private Equities Fund, LTD (“Dutchess”) to borrow $7,000,000 for acquisition purposes.  This amount is repayable beginning May 1, 2008, at a monthly amount, including principal and interest, of $183,825.17. All amounts due and payable under the debenture mature on November 1, 2010.

Approximately 13% of the proceeds or $913,043 was allocated to the detached warrants using a fair market value of $.04, which was the difference between the exercise price and estimated fair value of the common stock at the transaction date. The offset was charged to the discount account in accordance with EITF 98-5 and EITF 00-27. Additionally the debenture has a conversion feature which was determined to be beneficial to the holder at the date of issuance. The conversion feature allows the holder with an option to convert the outstanding principal for common stock at a price equal to the lesser of 85% of the lowest closing bid for the Common Stock, during the 20 days prior to the conversion, or $.46 per share. This conversion feature was determined to have an intrinsic value of $2,148,338. This balance was charged to additional paid in capital with the offset charged to debt discount. The debt discount will be amortized using the interest method over the term of the debt.

Other Long term Debt – Individuals’ payable in monthly installments of $833 to $4804 including interest at 10 percent expiring at various dates through January 2012.  These notes are secured by television equipment .

8 .         COMMITMENTS AND CONTINGENCIES

Lease Commitments - During the Year ended December 31, 2007 the Company had no equipment lease s in effect.

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

Warrants and Options – As of December 31, 2007, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

Description	Number	Exercise Price	Expiration
Class "A" Warrants	365,000	$2.00	12/31/11
Class "B" Warrants	365,000	$3.00	12/31/11
Class "C" Warrants	365,000	$4.00	12/31/11
Class "D" Warrants	3,650,000	$.50	12/31/09
Dutchess Warrants	22,826,086	$.46	11/01/12

 (A) The Dutchess warrants are part of a financing transaction that closed in November 2007. There is a limit of 4.99% on the amount of the Company’s common stock that Dutchess can own at any point in time.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control, as defined in Rules 13a-15(e) and 15d – 15(e) of the Exchange Act of 1934, over financial reporting was effective as of December 31, 2007.

This Annual Report includes an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting .

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

PATIENT PORTAL TECHNOLOGIES, INC.

July 21, 2008	by:	/s/ KEVIN KELLY
Kevin Kelly
President

July 21, 2008	by:	/s/ Thomas Hagan
Thomas Hagan
Secretary, Acting CFO

July 21, 2008	by:	/s/ Daniel Coholan
Daniel Coholan
Director