Form 10KSB/A
period 2007-12-31
Patient Portal Technologies, Inc.
filed 2008-07-25
CIK 1240093

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A (2)

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

The  number  of  shares  of  Common  Stock  outstanding  as of April 4,  2008 was 36,040,707.  As of such date, the aggregate  market value of the voting stock of the registrant held by non-affiliates was approximately $19,456,000 based on the average  of the best closing bid and ask prices ($1.52) for such common stock as  reported on the OTC Bulletin Board on such date.

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

On November 2, 2007, we acquired 100% of the capital stock of TB&A Hospital Television, Inc. (hereinafter "TB&A") for a cash purchase price of approximately $3,800,000 and assumption of debt. The consideration issued in the stock purchase was determined as a result of arm's-length negotiations between the parties.

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

We believe that our Company is positioned to quickly react to the requirements of an ever-changing healthcare industry. Unlike the costly, capital-intensive and stand-alone products offered by our industry competitors, our sophisticated technology platform offers flexible solutions and functionalities that are universal enough to have broad appeal while still allowing for a level of customization that is necessary to integrate with a hospital's existing legacy system, and at an affordable cost. Our flexible platform also enables the healthcare providers to fulfill the government's newest mandates for a full "continuum of care" from the hospital to the home. This unique ability enables us to present a tailored solution to our customers at a cost-effective price and will significantly enhances our ability to capture significant market share nationwide.

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

(a) The Company's Common Stock was initially listed on the OTC Bulletin Board Market (Current OTCBB Symbol:  "PPRG") from July 27, 2005 to January, 2006, and resumed trading on the Bulletin Board from July, 2007 through December, 2007. The prices shown for the four quarters of 2006 were as reported by the OTC Pink Sheets.

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

Interest costs were $126,152 for the Year Ended December 31, 2005 compared to $25,653 in 2006.

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

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this report are located beginning on page F-1 of this report and incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of The Independent Registered Public Accountant	F-1,2,3

Balance Sheets as of December 31, 2007 and December 31, 2006	F-4

Statements of Operations for the two years ended December 31, 2007 and 2006	F-5

Statements of Cash Flows for the two years ended December 31, 2007 and 2006	F-6

Statements of Stockholders' Equity December 31, 2007 and December 31, 2006	F-7,8

Notes to Financial Statements	F-9 to F-15

The Board of Directors
Patient Portal Technologies, Inc.
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

Walden Certified Public Accountant, P.A.
Sunny Isles, Fl
Dated: April 9, 2007

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31,

ASSETS
	2007	2006
CURRENT ASSETS:
Cash and Cash equivalents	$406,503	$1,690
Accounts Receivable	1,073,949	1,202
Inventory	81,611	-
Prepaid Expenses	-	27,500
TOTAL CURRENT ASSETS	1,562,063	30,392

PROPERTY, PLANT AND EQUIPMENT, net	3,270,339	822,288

LONG-TERM NOTE RECEIVABLE	276,967	250,000

INTANGIBLES, HOSPITAL CONTRACTS, net	7,070,086	-

MINORITY INVESTMENTS	1,475,000	-

DEBT ISSUANCE COSTS	896,868	-
TOTAL ASSETS	$14,551,323	$1,102,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion - long-term debt	$1,175,684	$-
Accounts payable	1,385,083	34,255
Notes payable	752,219	337,317
Other current liabilities	270,337	13,131
TOTAL CURRENT LIABILITIES	3,583,323	384,703

LONG-TERM DEBT, Net of Discount on Convertible Instrument	3,155,286	-

REDEEMABLE PREFERRED STOCK, $.01 par value, authorized
1,000,000: 30,000 (Dec 31, 2007) and 60,000 (Dec 31, 2006)
shares issued and outstanding	300	600

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares ;authorized;
36,040,707 (Dec 31,2007) and 23,671,601(Dec 31, 2006) shares
issued and outstanding	36,040	23,671
Additional paid-in-capital	11,874,016	3,523,446
Additional paid-in-capital - warrants	913,043	-
Retained deficit	(5,010,685)	(2,829,740)
TOTAL STOCKHOLDERS' EQUITY	7,812,714	717,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,551,323	$1,102,680

See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR DECEMBER 31,

	2007	2006

NET SALES	$3,868,299	$13,575

COST OF SALES	3,261,834	115,332
GROSS PROFIT/(LOSS)	606,465	(101,757)

DIRECT OPERATING EXPENSES:
Sales and marketing	618,103
Administration	1,819,761	173,499
TOTAL OPERATING EXPENSES	2,437,864	173,499

(LOSS) FROM OPERATIONS BEFORE
OTHER INCOME AND EXPENSE	(1,831,399)	(275,256)

OTHER INCOME AND EXPENSES
Other expenses	53,678
Interest expense	295,868	(126,152)
	349,546	(126,152)
OPERATING (LOSS) BEFORE TAXES	(2,180,945)	(401,408)

PROVISION FOR INCOME TAX	-	-

NET (LOSS)	$(2,180,945)	$(401,408)

Net Loss per share:	$(0.09)	$(0.01)

Common shares outstanding (weighted)	25,540,612	13,401,899

See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,180,945)	$(401,408)
Adjustments to reconcile net income (loss)
to net cash provided by operations:
Common stock and Warrants issued for services	1,476,427	-
Depreciation and amortization	450,883	-
(Increase) decrease in assets:
Accounts receivable	(1,072,747)	(1,202)
Inventory	(81,611)	-
Other current assets	27,500	(27,500)
Increase (decrease) in liabilities:
Accounts payable	1,350,827	34,255
Othe current liabilities	257,206	13,131
Total adjustments	2,408,485	18,684
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	227,540	(382,724)

CASH FLOWS INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,648,051)	(876,755)
Long term note receivable	(26,967)
Purchase of hospital contracts	(7,320,970)
Deferred loan costs	(896,868)
Stock Payments for Investments	3,241,174
Minority Investments	(1,475,000)

NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	(9,126,682)	(876,755)

FINANCING ACTIVITIES:
Proceeds from common stock issued	1,497,002	922,252
Proceeds from long-term debt	7,000,000
Convertible Debt Discount	(3,061,381)
Redeemable preferred stock	(300)	600
Current portion of long term debt	392,351
Notes payable	414,902	337,317
Paid in capital - Warrants	913,043
Paid in capital - Beneficial Equity Conversion	2,148,338
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,303,955	1,260,169

NET INCREASE IN CASH	404,813	690
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,690	1,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$406,503	$1,690

See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PREFERRED STOCK
DECEMBER 31, 2007
	Common and Preferred Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value

Balance January 1, 2007	23,731,601	$24,271	$3,523,446	$(2,829,740)	$717,977
Issuance of Common Stock	405,000	405	535,000		535,405
Issuance of Preferred Stock	50,000	500	499,500		500,000
Issuance of Common Stock For services	1,150,000	1,150	1,320,846		1,321,996
Issuance of Common Stock For services	414,512	415	43,016		43,431
Issuance of Common Stock for Worldnet, Inc. contracts	3,250,000	3,250	1,610,750		1,614,000
Sale of common stock to equity investor	500,000	500	434,012		434,512
Issuance of Common Stock for OmniCast, Inc. 9% Acquisition	2,200,000	2,200	1,097,800		1,100,000
Issuance of Common Stock for Virtual Nurse, Inc. 9% Acquisition	750,000	750	374,250		375,000
Commissions & Fees for Dutchess Financing (in lieu of cash)	1,521,740	1,521	150,652		152,173
Conversion of Preferred Stock	800,000	800			800
Conversion of Preferred Stock	(80,000)	(800)			(800)
Issuance of Common Stock for Interest	93,188	93	9,225		9,318
Employment and Consulting Agreements	1,110,000	1,110	109,890		111,000
Issuance of common stock pursuant to exercise of warrants	174,666	175	17,291		17,466
Intrinsic Value of Convertible Debt	-	-	2,148,338		2,148,338
Value of Dutchess Warrants Issued	-	-	913,043		913,043
Net loss for the Year				(2,180,945)	(2,180,945)
Balance December 31, 2007	36,070,707	$36,340	$12,787,059	$(5,010,685)	$7,812,714

See notes to the consolidated financial statements.

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PREFERRED STOCK
DECEMBER 31, 2006
	Common and Preferred Stock		Additional Paid-In Capital	Retained Deficit	Total
	Shares	Par Value

Balance January 1, 2006	9,979,479	$9,979	$2,624,467	$(2,432,310)	$202,136
Reverse Split of Common Stock 1-for-10 Sept. 1,2006	(8,981,530)	(8,981)			(8,981)
Issuance of Common Stock For services	2,123,652	2,123			2,123
Issuance of Common Stock For Debt Conversion	2,200,000	2,200	333,139		335,339
Issuance of Common Stock For Preferred Stock Conversion	850,000	850			850
Issuance of Common Stock For Share Exchange Acquisition	17,500,000	17,500			17,500
Issuance of Preferred Stock	60,000	600	565,840		566,440
Adjustment To Retained Deficit				3,978	3,978
Net loss for the Year				(401,408)	(401,408)
Balance December 31, 2006	23,731,601	$24,271	$3,523,446	$(2,829,740)	$717,977

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

Inventories/Supplies – The Company values inventory in accordance with the First in First out Method. Inventory consists of televisions for resale, miscellaneous television system piece parts and supplies associated with the television equipment business.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand and new product designs.

Debt Issuance Costs – Cost incurred to issue debt are deferred and amortized as interest expense over the term of the related debt.

Convertible Instrument Discount - Discounts associated with issuance of debt are amortized over the term of the debt using the interest method.

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

Patient Portal Connect, Inc.
On December 7, 2006, the Company acquired 100% of the outstanding shares of Patient Portal Connect, Inc. from its shareholder in a Share Exchange Agreement, in exchange for 17,500,000 shares of the company’s common stock.  Patient Portal is a leading provider of patient centric solutions which assist hospitals improve service and their financial performance. The integration of Patient Portal with the Company’s existing operations provides a technology and innovation platform to aggressively grow the company by expanding the type and number of services it offers, across numerous healthcare related markets.

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

5.         PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifty years.  Property and equipment consist of the following at December 31,:

	2007	2006
Television sets/system installations, equipment	$2,590,339	$52,135
Computer equipment and Software	840,000	820,000
Office equipment	40,000	-
	3,470,339	878,135
Accumulated depreciation	200,000	55,847
Total	$3,270,339	$(822,288)

6.         INTANGIBLE ASSETS

In accordance with SFAS No. 142 the Company’s intangible assets are amortized over the anticipated useful life of the assets. At the end of December 31, 2007 there was $7,070,086 in intangible assets which reflected the unamortized portion of multi year hospital contracts purchased during 2007. The contracts are being amortized over a 120 month period using the straight line method. See note 2.

7.         LONG-TERM DEBT

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

Other Long term Debt – Individuals’ payable in monthly installments of $833 to $4804 including interest at 10 percent expiring at various dates through January 2012.  These notes are secured by television equipment.

8.         COMMITMENTS AND CONTINGENCIES

Lease Commitments - During the Year ended December 31, 2007 the Company had no equipment leases in effect.

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