Form 10-Q
period 2008-06-30
Patient Portal Technologies, Inc.
filed 2008-08-13
CIK 1240093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  333-107824

PATIENT PORTAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0656132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8276 Willett Parkway Baldwinsville, NY	13027
(Address of principal executive offices)	(Zip Code)

(315) 638-6708
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 10, 2008, there were 36,241,257 shares of common stock, $.001 par value per share, outstanding.

i

Part I. Financial Information

Item 1.          Condensed Consolidated Financial Statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS
	June 31, 2008	December 31,
	(Unaudited)	2007
CURRENT ASSETS:
Cash and cash equivalents	$33,902	$406,503
Accounts receivable	1,884,217	1,073,949
Inventories, net	75,861	81,611
Prepaid expenses	46,887	-
TOTAL CURRENT ASSETS	2,040,866	1,562,063

PROPERTY, PLANT AND EQUIPMENT, net	3,511,166	3,270,339

LONG-TERM NOTE RECEIVABLE	264,567	276,967

HOSPITAL CONTRACTS, net	6,704,038	7,070,086

MINORITY INVESTMENTS	1,475,000	1,475,000

DEBT ISSUANCE COSTS	807,182	896,868
TOTAL ASSETS	$14,802,819	$14,551,323

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion in long-term liabilities	$1,225,612	$1,175,684
Accounts payable	1,990,491	1,385,083
Short Term Notes payable	399,610	752,219
Other current liabilities	248,281	270,337
TOTAL CURRENT LIABILITIES	3,863,994	3,583,323

LONG-TERM DEBT, Net of Discount on Convertible Instrument	4,222,499	3,155,286

REDEEMABLE PREFERRED STOCK, $.01 par value,1,000,000authorized
Issued and outstanding 30,000 shares at June 30, 2008 and
December 31, 2007 at par value	300	300
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized;
36,241,257 at June 30, 2008 and 36,040,707at December 31,2007
issued and outstanding	36,241	36,040
Additional paid-in-capital	11,974,090	11,874,016
Additional paid-in-capital - warrants	913,043	913,043
Retained deficit	(6,207,347)	(5,010,685)
TOTAL STOCKHOLDERS' EQUITY	6,716,327	7,812,714
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,802,819	$14,551,323

See notes to the condensed consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

NET SALES	$4,194,982	$391,856	$8,071,215	$634,834

COST OF SALES	3,157,774	273,384	6,470,702	469,068
GROSS PROFIT	1,037,208	118,472	1,600,513	165,766

DIRECT OPERATING EXPENSES:
Sales and marketing	261,434	144,653	359,846	234,706
Administration	798,722	155,007	1,536,441	227,396
TOTAL OPERATING EXPENSES	1,060,156	299,660	1,896,288	462,102

(LOSS) FROM OPERATIONS BEFORE
OTHER INCOME AND EXPENSE	(22,948)	(181,188)	(295,774)	(296,336)

OTHER INCOME AND EXPENSES
Interest expense, Including Amortization of Debt Discount	464,132	1,693	900,888	1,693

OPERATING LOSS BEFORE TAXES	(487,080)	(182,881)	(1,196,663)	(298,029)

PROVISION FOR INCOME TAX	-	-	-	-

NET (LOSS)	$(487,080)	$(182,881)	$(1,196,663)	$(298,029)

Net Loss per share:
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted common shares:

Basic	36,090,707	25,286,601	36,090,707	25,286,601

See notes to the condensed consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), SIX MONTHS ENDED
	June 30,	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(1,196,662)	$(298,029)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation	180,510	173,718
(Increase) decrease in assets:
Accounts receivable	(810,268)	(1,935)
Inventories	5,751	-
Other current assets	(46,887)	(70,413)
Increase (decrease) in liabilities:
Accounts payable	605,408	(18,704)
Other current liabilities	(22,056)	13,131
Short Term Notes payable	(352,609)	50,000
Total adjustments	(440,151)	145,797
Net cash flows used in operating activities	(1,636,813)	(152,232)

CASH FLOWS INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(421,337)	(3,159)
Long Term Receivable	12,400	-
Amortization/(Purchase) of hospital contracts	366,048	(1,444,472)
Amortization - Deferred loan costs	89,686	-
Net cash used in investing activities	46,796	(1,447,631)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds from stock issued	100,275	1,628,472
Proceeds from long-term debt	903,860
Principal payments on long term debt	(236,079)
Debt Discount Costs	449,361
Net cash flows provided by financing activities	1,217,416	1,628,472

NET (DECREASE) INCREASE IN CASH	(372,601)	28,609
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	406,503	12,080
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,902	$40,689

Supplemental disclosure of cash flow information:
Cash paid during the six month period for:
Interest, net	$451,528	-

See notes to the condensed consolidated financial statements

 PATIENT PORTAL TECHNOLOGIES, INC.,
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition- The Company recognizes revenue from patient services when payment is received. Revenue from hospitals for equipment sales or other services is recorded when the service is performed or the equipment sale is finalized.

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

In December 2007, the FASB issued Statements of Financial Accounting Standards NO. 141 (revised 2007), “Business Combinations” (FAS 141®) and No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment for ARB No. 41 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 will not have a material impact on the Company’s consolidated financial statements.

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

Note 2     BUSINESS COMBINATIONS AND ACQUISITIONS

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

 TB&A Hospital Television, Inc.
On November 2, 2007, the Company acquired 100% of the outstanding stock in TB&A Hospital Television, Inc. a privately held company. TB & A Hospital Television, Inc. is a leading provider of television systems and billing services for over 600 hospitals nationwide. As a result of this acquisition, Patient Portal Technologies can expand its broader product and service offerings nationwide.

The aggregate purchase price was approximately $ 3,800,000 which included $3,000,000 in cash at closing and credit for the outstanding accounts receivable at the time of closing, which was approximately $800,000. The credit for the accounts receivable balance was due and payable to the seller as collected. As of December 31, 2007 the amount has been paid in full.

The following table summarizes the fair values of assets acquired and liabilities assumed:

Inventories	$90,000
Other current assets	3,000
Property and equipment	2,500,000
Intangible Assets	3,080,000

Accounts payable and accrued liabilities	(1,873,000)

Total Purchase Price	$3,800,000

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

Consolidated pro forma revenues for fiscal years 2007 and 2006, giving effect to the Patient Portal and TB&A acquisitions as if they occurred on January 1, 2007 and 2006 were $13,039,826 and $9,258,073 respectively.

Consolidated pro forma revenues for fiscal year 2007, giving effect to the TB&A acquisitions as if they occurred on January 1, 2007 for the three-month period ended March 31, 2008 were approximate.

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

Note 3     INVESTMENTS

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

The investment in OmniCast followed the execution of an exclusive license agreement, between OmniCast and Patient Portal Technologies, for the HealthCast platform. This platform serves as a critical element of the Company’s strategy to management patient information and content flow before, during and after hospital care.

Note 4     INVENTORIES

Inventory consists of televisions for resale, miscellaneous television system piece parts and supplies associated with the television equipment business. The inventory is valued at the lower of cost or market using the First in First out (FIFO) method of accounting.

	June 30, 2008	December 31, 2008

Finished products	$75,861	$81,611

Note 5     PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifty years. Property and equipment consist of the following at June 30, 2008 and December 31, 2007:

	2008	2007

Television sets/system installations, equipment	$2,977,879	$2,590,339
Computer equipment and Software	853,812	840,000
Office equipment	59,985	40,000

	3,891,676	3,470,339
Accumulated depreciation	380,510	200,000
Total	$3,511,166	$3,270,339

Note 6     GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS No. 142 the Company’s intangible assets are amortized over the anticipated useful life of the assets. At the end of June 30, 2008 there was approximately $6.7 million in intangible assets which reflected the unamortized portion of multi year hospital contracts purchased during 2007. The contracts are being amortized over a 120 month period using the straight line method. See note 2.

Note 7     LONG TERM DEBT

Long-term debt consists of the following:

		June 30, 2008	December 31, 2007

12% Convertible Debenture		$6,770,184	$7,000,000
Line of Credit		675,000	0
Leases		228,860	0
Other Long-term Debt		386,087	392,351
		8,060,131	7,392,351

Less:	Current portion of long-term debt	1,225,612	1,175,684
	Debt Discount	2,612,020	3,061,381

		$4,222,499	$3,155,286

12% Convertible Debenture - On November 1, 2007 the Company entered into an agreement with Duchess Private Equities Fund, LTD (“Dutchess”) to borrow $7,000,000 for acquisition purposes.  This amount is being repaid, at a monthly amount, including principal and interest, of $183,825.17. All amounts due and payable under the debenture mature on November 1, 2010.

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

Line of Credit – A $750,000 line of credit from Five Star Bank, payments of monthly interest only at prime plus 0.5%

Leases – Consist of various leases secured by television equipment at annual rates ranging from 14% to 14.5%. The lease terms range from three to five years.

Other Long term Debt – Amounts due to individuals’ payable in monthly installments of $1,750 to $2,333 including interest at 10 percent expiring at various dates through January 2012. These notes are secured by hospital television contracts.

Note 8     COMMITMENTS AND CONTINGENCIES

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. At June 30, 2008 under the long-term real estate leases, totaled approximately $1.6 Million.

Employment Agreements – As of June 30, 2008, the Company had two Employment Agreement in effect for senior executives involved with overseeing the operations of T B & A.

Litigation – From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business.  The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

Warrants and Options – As of June 30, 2008, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

Description	Number	Exercise Price	Expiration
Class "A" Warrants	365,000	$2.00	12/31/11
Class "B" Warrants	365,000	$3.00	12/31/11
Class "C" Warrants	365,000	$4.00	12/31/11
Class "D" Warrants	5,650,000	$.50	12/31/09
Dutchess Warrants (A)	22,826,086	$.46	11/01/12

(A) The Dutchess warrants are part of a financing transaction that closed in November 2007. There is a limit of 4.99% on the amount of the Company’s common stock that Dutchess can own at any point in time.

On November 22, 2002, the Shareholders of the Company ratified the Company's "2002 Incentive Stock Option Plan" and reserved 1,000,000 shares for issuance pursuant to said Plan.  As of June 30, 2008, no options have been awarded pursuant to this Plan.

Note 9     FAIR VALUE MEASUREMENTS

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

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobserved inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to historical information, this Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, management of growth, competition, pricing pressures on the Company’s products, industry growth and general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Through this transaction with PPC, we became a leading provider of innovative  technology solutions for healthcare institutions.  The company's products and services utilize a state-of-the-art proprietary software platform that controls bedside patient communications by converting existing television infrastructure into an intelligent network. The company uses their technology to create a communication portal that allows many third parties to communicate and exchange information in a cost effective way. This solution allows the company to offer many services that optimize patient satisfaction and outcomes, reduces administrative costs, and maximizes reimbursement for their customers.

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

In November 2, 2007, we acquired 100% of the capital stock of  TB&A Hospital Television, Inc. (hereinafter "TB&A") for a purchase price of $3,875,000 in cash and $400,000 in assumed debt. The consideration issued in the stock purchase was determined as a result of arm's-length negotiations between the parties.

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

CURRENT PLAN OF OPERATIONS

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

EMPLOYEES

As of June 30, 2008, the Company and its affiliates had approximately 60 full time employees. We also have a comprehensive National Master Dealer Agreement with VOX Technologies, Inc., through which we utilize over one hundred independent dealer representatives throughout the United States to market the Company's products and services to healthcare institutions on a commission-only basis.  In addition, we have a long-term contract to out-source our 24/7 Operator Call Center and Data Management Services with Worldnet Communications, Inc. of Syracuse, NY.

REGULATORY ISSUES

We are not subject to any special governmental regulation concerning our supplying of products and services to the market place and we believe we are in compliance in all material respects with all existing regulations governing other aspects of our businesses.

RESULTS OF OPERATIONS

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, “ Fair Value Measurements ”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ”, including an amendment of FASB No. 115 ("FAS 159"). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for the Company beginning January 1, 2008. The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”  (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact, if any, of FAS 160 on its operating results and financial position.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," (“SFAS 141R”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquirer. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Management believes there are no material charges to net income in the current period related to sales from a prior period.

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Net sales for the three month period ended June 30, 2008 were $ 4,194,982, reflecting an increase of $3,803,126 over the net sales of
 $391,856 for the comparable three month period ended June 30, 2007.

Cost of sales as a percentage of net sales for the three months ended June 30, 2008 was 75.2 % compared to 69.7 % for the comparable 2007 period, an increase of 5.5%.    The increase was largely due to the mix of products and services between the two periods.

Sales and marketing expenses for the three month period ended June 30, 2008 were $261,434, an increase of $ 116,781 over the comparable 2007 period amount of $ 144,653.

General and administration costs for the three month period ended June 30, 2008 were $ 798,722 compared to $ 155,007 for the 2007 period, an increase of $ 643,715 between the periods.  The increase in 2008 was primarily due to the full operations and activity associated with the integration of pervious acquired assets as well as TB & A.

Research and development costs during the three months ended June 30, 2008 were negligible compared to minimal amounts during the 2007.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

Net sales for the six month period ended June 30, 2008 were $ 8,071,215, reflecting an increase of $ 7,436,381 over the net sales of $ 634,834 for the comparable six month period ended June 30, 2007

Cost of sales as a percentage of net sales for the six months ended June 30, 2008 was 80% compared to 74% for the comparable 2007 period, an increase of 6%.    The increase was largely due to the mix of products and services sold during the period.

Sales and marketing expenses for the six month period ended June 30, 2008 were $ 359,846, an increase of $ 125,140 over the comparable 2007 period amount of $ 234,706.

General and administration costs for the six month period ended June 30, 2008 were $ 1,536,441 compared to $ 227,396 for the 2007 period, an increase of $ 1,309,045 between the periods.  The increase in 2008 was primarily due to full operations of and activity associated with the integration of previous acquired assets and TB & A.

Research and development costs during the six months ended June 30, 2008 were negligible compared to minimal amounts during the 2007 comparable period.

Liquidity and Capital Resources

The Company had working capital of ($ 1,823,128) and ($ 2,021,260) at June 30, 2008 and December 31, 2007, respectively.  Working capital improved by almost $200,000 during the period due to the following items: Cash decreased approximately $370,000 Accounts Payable increased approximately $600,000. Offsetting these decreases were increases in Accounts Receivable of approximately $800,000 and decrease in notes payable of $350,000. Total cash balances at June 30, 2008 were $ 33,902 compared to $406,503 at December 31, 2007.  Other current liabilities decreased by approximately $20,000.

As shown in the above financial statements, the Company incurred a net loss of ($2,180,945) during the year ended December 31, 2007 and ($1,196,663) during the six months ended June 30, 2008. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability.  However, management expects that the acquisitions in November, 2007 of our TB&A Hospital Television, Inc. subsidiary and additional hospital service contracts will, when results of operations are reported on a quarterly and annual basis for calendar year 2008, significantly increase the revenues, profitability, and liquidity of the Company.

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

Capital Expenditures

Capital expenditures during the remainder of 2008 are not expected to be material.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company's operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company's results of one percentage point change in short-term interest rates would not have a material impact on the Company’s future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities..

Item 4T.	Quantitative and Qualitative Disclosures about Market Risk

Based on their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief  Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  In accordance with the Sarbanes-Oxley Act of 2002, as amended, the Company has included an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its Annual Reports on Form 10-K commencing with the fiscal year ended December 31, 2007.  The Company has undergone an ongoing comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This has involved the documentation, testing and review of our internal controls under the direction of senior management.

Part II.  Other Information

Item 1.	Legal Proceedings

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

The Annual Meeting of Stockholders of the Company was held on June 11, 2008 with 36,241,257 shares eligible to vote.  The presence of a quorum was reached and the following proposals were approved by the stockholders:

(i)	To elect a Board of Directors to serve for the ensuing year until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

(ii)	To ratify the appointment of Harris Rattray CPA as independent auditors for the year ending December 31, 2008.

For proposals (i) and (ii) above, the votes were cast as follows:

Proposal	Position	For	Against	Withhold Authority	Abstentions	Broker Non-Votes
(i) By nominee:
Kevin J. Kelly	Chairman of the Board, President, CEO	22,765,450	0	18,762
Thomas Hagan	Secretary, Acting CFO and Director	22,765,450	0	18,762
Daniel Coholan	Director	22,765,450	0	18,762

Rounsevelle W. Schaum	Director	22,765,450	0	18,762

(ii) Harris Rattray CPA	Independent Auditors	22,765,450	0	18,762		-

Item 6.	Exhibits

(1)	Exhibit 31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(2)	Exhibit 31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(3)	Exhibit 32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(4)	Exhibit 32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATIENT PORTAL TECHNOLOGIES, INC.

By:	/s/ Kevin J. Kelly
KEVIN J. KELLY
President, Chief Exec. Officer

Date: August 13, 2008