Form 10-Q
period 2008-09-30
Patient Portal Technologies, Inc.
filed 2008-11-17
CIK 1240093

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

|_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  333-107824

                        PATIENT PORTAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                                  02-0656132
--------------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


                8276 Willett Parkway
                  Baldwinsville, NY                              13027
--------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


                                 (315) 638-6708
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                       Accelerated filer |_|

Non-accelerated filer |_|                         Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 30, 2008, there were 37,916,257 shares of common stock, $.001 par value per share, outstanding.

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

           PART I - Financial Information

Item 1.      Condensed Consolidated Financial Statements                      1

Item 2.      Management's Discussion and Analysis of Financial               14
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                                     23

Item 4T.     Controls and Procedures                                         23


           PART II - Other Information


Item 1.      Legal Proceedings                                               24

Item 4.      Submission of Matters to a Vote of Security Holders             24

Item 6.      Exhibits                                                        25

Signatures                                                                   26

                          Part I. Financial Information


Item 1.          Condensed Consolidated Financial Statements

         PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET


                                                   (Unaudited)       Restated
                                                  September 30,    December 31,
           ASSETS                                      2008             2007
        -------------                             -------------   --------------
Cash                                              $     169,446   $     404,003
Accounts Receivable, net                              2,865,479       1,794,553
Prepaids                                                 20,299          20,350
Other                                                   119,312          83,111
                                                  -------------   --------------
TOTAL CURRENT ASSETS                              $   3,174,535   $   2,302,018

Property, Plant & Equipment                           3,543,390       3,267,882
Investments                                           1,475,000       1,475,000
Hospital Contracts, Net                               6,134,187       6,651,319
Debt Issuance Costs                                     741,689         877,916
Note Receviable                                               -         276,967
                                                  -------------   --------------
TOTAL ASSETS                                      $  15,068,802   $  14,851,102
                                                  -------------   --------------


    LIABILITIES AND CAPITAL
-----------------------------------
Accounts Payable                                  $   1,906,975   $   1,162,856
Current Portion - LTD                                 1,472,604         943,118
Current Portion - Leases                                 57,463               -
Accrued Expenses                                        923,613       1,245,249
Notes Payable - Current                                  90,000         629,668
                                                  -------------   --------------
TOTAL CURRENT LIABILITIES                         $   4,450,655   $   3,980,891

Long Term Debt, net of discount                       3,973,639       3,445,501
Long Term Leases                                        212,102               -
                                                  -------------   --------------
TOTAL LIABILITIES                                 $   8,636,396   $   7,426,392
                                                  -------------   --------------

      STOCKHOLDER'S EQUITY
----------------------------------------
Redeemable Preferred Stock ,
$.01 par value authorized 1,000,000:
88,333 (Sept 30, 2008) and
55,000 (Dec 31, 2007) issued and
outstanding                                                 883             550

Common Stock, $.001 par value,
authorized 100,000,000: 37,916,257
(Sept 30, 2008) and 36,620,707
(Dec 31, 2007) issued and outstanding                    37,917          36,621
Additional Paid in Capital                            9,452,936       8,935,290
Additional Paid In Capital - Warrants                   913,043         913,043
Retained Deficit                                     (3,972,373)     (2,460,794)
                                                  -------------   --------------
TOTAL STOCKHOLDER'S EQUITY                        $   6,432,406   $   7,424,710
                                                  -------------   --------------
TOTAL LIABILITIES AND
STOCKHOLDER's EQUITY                              $  15,068,802   $  14,851,102
                                                  -------------   --------------



              See notes to the condensed consolidated financial statements


                        PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                        Three Months Ended                Nine Months Ended
                                          September 30,                     September 30,
                                           (Unaudited)                      (Unaudited)
                                      2008            2007             2008            2007
                                  -------------   -------------   --------------   ------------
Net Sales                         $   4,426,130   $     347,421   $   13,179,537   $   991,255

Cost Of Sales                         2,763,537         423,530        8,360,720       892,810
                                  -------------   -------------   --------------   ------------

Gross Margin                      $   1,662,593   $     (76,109)  $    4,818,816   $    98,445
                                  -------------   -------------   --------------   ------------

Operating Expenses:

Selling and Administrative            1,209,293         414,881        3,955,081       703,265
Depreciation and Amortization           291,845         185,002        1,005,848       358,720
                                  -------------   -------------   --------------   ------------
Total Operating Expenese              1,501,138         599,883        4,960,929     1,061,985
                                  -------------   -------------   --------------   ------------

Income (Loss) from Operations
  Before Interest                 $     161,455   $    (675,992)  $     (142,113)  $  (963,540)

Interest Expense                        468,777               -        1,369,466         1,693
                                  -------------   -------------   --------------   ------------

Net (Loss) before Income Taxes         (307,321)       (675,992)      (1,511,579)     (965,233)
Provision for Income Taxes                    -               -                -             -
                                  -------------   -------------   --------------   ------------

Net (Loss)                        $    (307,321)  $    (675,992)  $   (1,511,579)  $  (965,233)
                                  -------------   -------------   --------------   ------------

Net (Loss) Per Share              $       (0.01)  $       (0.03)  $        (0.04)  $     (0.04)
                                  -------------   -------------   --------------   ------------

Weighted Average Shares
  Outstanding                        36,777,632      25,721,113       36,777,632    25,721,113
                                  -------------   -------------   --------------   ------------





                  See notes to the condensed consolidated financial statements


                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), NINE MONTHS ENDED


                                                            March 31,
                                                      2008             2007
                                                  -------------   --------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
   Net (Loss)                                     $  (1,511,579)  $    (965,233)
                                                  -------------   --------------
   Adjustments to reconcile net (loss) to
     net cash used in operations:
     Depreciation and amortization                    1,005,848         359,720
     Debt Discount Amortization                         674,040               -
     (Increase) decrease in assets:
         Accounts receivable                         (1,070,926)         (1,196)
         Other current assets                           (36,149)        (32,538)
     Increase (decrease) in liabilities:
         Accounts payable                               744,119         (14,949)
         Other current liabilities                     (321,636)        766,385
         Short term notes payable                      (262,701)       (263,440)
                                                  -------------   --------------
              Total adjustments                         732,596         813,982
                                                  -------------   --------------
    Net cash flows (used) in operating
      activities                                       (778,983)       (151,251)
                                                  -------------   --------------

CASH FLOWS INVESTING  ACTIVITIES:
         Purchase of property, plant and
           equipment                                   (598,308)       (270,362)
         Purchase of hospital contracts                       -      (1,740,970)
                                                  -------------   --------------
    Net cash (used) in investing activities            (598,308)     (2,011,332)
                                                  -------------   --------------

CASH FLOWS FINANCING  ACTIVITIES:
         Proceeds from preferred stock issued           200,000         537,499
         Proceeds from common stock issued              319,275       1,681,002
         Proceeds from long-term debt and
           leases                                     1,204,875          39,394
         Payments on long-term Debt                    (581,416)              -
                                                  -------------   --------------
   Net cash flows provided by financing
     activities                                       1,142,734       2,257,895
                                                  -------------   --------------

NET (DECREASE) INCREASE IN CASH                        (234,557)         95,312
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                             404,003          29,190
                                                  -------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $     169,446   $     124,502
                                                  -------------   --------------

Supplemental disclosure of cash flow
  information:
Cash paid during the period for:
   Interest, net                                  $     695,426   $       1,693
                                                  -------------   --------------




          See notes to the condensed consolidated financial statements

                       PATIENT PORTAL TECHNOLOGIES, INC.,
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Operations and Basis of Presentation - Patient Portal Technologies, Inc. and its wholly owned subsidiaries (The "Company") are in two primary businesses. First, the sale of televisions and associated equipment to hospital facilities and second, providing non medical management and patient support services assisting hospitals to improve patient satisfaction and outcomes. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

         Revenue Recognition- The Company recognizes revenue from the sales of televisions when the product is received by the customer. Revenue for its other management and patient centers services is recognized when the service is rendered. Revenue from hospitals for equipment sales or other services is recorded when the service is performed or the equipment sale is finalized

         Income Taxes - Income taxes are not provided for in these financial statements since the Company incurred a net loss for the year ended December 31, 2007.

         Cash Equivalents- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Cash Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established. The allowance for bad debts was $845,000 as of September 30, 2008..

         Debt Issuance Costs - Cost incurred to issue debt are deferred and amortized as interest expense over the term of the related debt.

         Convertible Instrument Discount - Discounts associated with issuance of debt are amortized over the term of the debt using the interest method.

         Recent Accounting Pronouncements - In September 2006, the FASB issued SFAS NO 157 "Fair Value Measurements" (SFAS 157) which provides guidance for measuring assets and liabilities at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company's consolidated financial statements.

         In December 2007, the FASB issued Statements of Financial Accounting Standards NO. 141 (revised 2007), "Business Combinations" (FAS 141(R)) and No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment for ARB No. 41 (FAS 160)". FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 will not have a material impact on the Company's consolidated financial statements.

         Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about the fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company's financial condition and results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note 8, "Fair Value Measurements".

         Fair Value Option: In February 2007, the FASB issues SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115," which permits an entity to measure certain financial assets and financial liabilities at fair value, with unrealized gains and losses reported in earnings at each subsequent measurement date. The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless an event specifies in SFAS No. 159 occurs that results in a new election date. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and has elected not to measure any additional financial instruments and other items at fair value.

Note 2 - FINANCIAL STATEMENT RESTATEMENTS

Fiscal Year 2007
----------------

         During fiscal 2007, the Company changed its accounting for patient service revenue from the cash method to the accrual method in accordance with SFAC 5. This correction resulted in an increase in revenue of approximately $837,000 and an increase in operating profit of approximately $142,000 for the year ended December 31, 2007.

         The Company also incorrectly accounted for some aspects of the Dutchess financing transaction. Errors were made in properly accounting for the preferred conversion feature and the sale of warrants and the calculation of the debt issuance balance. These corrections resulted in an increase in paid in capital of $3,061,381, establishing a debt discount balance of $3,061,381and increasing the debt issuance balance by approximately $265,000.

         The Company also corrected the accounting for the acquisition of TB & A that had been previously done using an incorrect accounting method. The result of this correction had an impact on increasing the bargain purchase to approximately $2.4 million from $1.7 million. This resulted in a reduction of the fixed asset and hospital contracts recorded balances in the amounts of $327,000 and $426,000 respectively, from previously reported December 31, 2007 balances. The reduced balances resulted in a reduction of depreciation and amortization expense of approximately $15,000 over the previously reported amounts in fiscal 2007.

         A correction was made to account for the investments in Omnicast, Inc and Virtual Nurse, Inc. made during 2007. The correction resulted in an increase in paid in capital and a corresponding increase in Investment of approximately $1.475 million.

         There were two calculation errors in the number of outstanding preferred and common stock in the amounts of 25,000 and 80,000 respectively for the year ended December 31, 2007. The correction had an impact of increasing expenses by $ 35,000 in 2007.

         Lastly, the company incorrectly included non cash items within the December 31, 2007 Statement of Cash Flows. There was no impact on the December 31, 2007 balance sheet or income statement from these corrections.

Note 3 - BUSINESS COMBINATIONS AND ACQUISITIONS

         During 2007 the Company completed a significant acquisition which was accounted for as purchases under SFAS No 141, "Business Combinations." The assets purchased and liabilities assumed for this acquisition has been reflected in the accompanying consolidated balance sheet as of December 31, 2007 and the results of operations for the acquisition is included in the accompanying consolidated statement of earnings from the respective date of acquisition. Additionally, the company acquired a total of 22 hospital contracts at various times throughout the year. The operational results of those contracts have been reflected in the accompanying consolidated financial statements.

TB&A Hospital Television, Inc.

         On November 2, 2007, the Company acquired 100% of the outstanding stock in TB&A Hospital Television, Inc. a privately held company. TB & A Hospital Television, Inc. is a leading provider of television systems and billing services for over 600 hospitals nationwide.

         The aggregate purchase price paid was $ 3,300,000 which included $3,000,000 in cash paid at closing and credit for certain outstanding accounts receivable at the time of closing, which was approximately $300,000. The credit for the accounts receivable balance was due and payable to the seller as collected.

         The following table summarizes the fair values of assets acquired and liabilities assumed:

         Inventories                                              $      90,000
         A/ R                                                         1,059,000
         Other current assets                                            15,000

         Property and equipment                                       2,173,000
         Hospital Contracts                                           2,654,000
         Other assets                                                    55,000
         Accounts payable and accrued liabilities                    (2,746,000)
                                                                  --------------

         Total Purchase Price                                     $   3,300,000
                                                                  ==============

         The original amounts assigned to the assets acquired and liabilities assumed exceeded the purchase price by approximately $2.4 million. In accordance with SFAS 141 this difference was allocated as a pro rata reduction of the non current asset values.

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

         Consolidated pro-forma revenues for fiscal years 2007 giving effect to the Patient Portal and TB&A acquisitions as if they occurred on January 1, 2007 was $13,039,826.

Worldnet Communications, Inc.

         In January, April and November 2007 the company acquired 22 active hospital contracts from Worldnet Communications, Inc. These contacts covered a variety of services including television and phone rental and billing services as well as other products and service supporting hospital patient management improvement.

         Total consideration for these contacts was approximately $4.2 million which consisted of $2.4 million in cash and $1.8 million in common stock equal to 2,250,000 shares of common stock. The company's common stock was valued in a range of $.50 - $1.00 based upon the market conditions at the time of the transaction. The value of the hospital contracts was negotiated at arm's length and was based upon the anticipated future value of the agreements. The value is being amortized over 10 years in accordance with the typical length (including renewals) of these agreements.

Note 4 - INVESTMENTS

         During March 2007 and April 2007 the Company acquired a 9% minority interest in Omnicast, Inc., an electronic media based business and a 9% interest in Virtual Nurse, Inc. a provider of outsourced register nurse screening services.

         The investment in Omnicast, Inc. was valued at $1.1 million dollars and the investment in Virtual Nurse, Inc. was valued at $375,000. Both investments were made through the issuance of common stock in Patient Portal Technologies, Inc., using a valuation of $.50 per share.

Note 5 - PROPERTY, PLANT & EQUIPMENT

         Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifteen years. Property and equipment consist of the following at September 30, 2008 and December 31, 2007.

                                                  September 30,    December 31,
                                                      2008             2007
                                                  -------------   --------------

Television sets/system installations, equipment   $   2,869,576   $   2,401,401
Computer equipment and Software                         865,810         822,288
Office equipment                                        320,437         233,826
                                                  -------------   --------------
                                                      4,055,823       3,457,515
Accumulated depreciation                                512,432         189,632
                                                  -------------   --------------
Total                                             $   3,543,390   $   3,267,882
                                                  =============   ==============

Note 6 - INTANGIBLE ASSETS

         In accordance with SFAS No. 142 the Company's intangible assets are being amortized over the anticipated useful life of the assets. At the end of September 30, 2008 there was a balance of $6,134,187 in intangible assets which reflected the unamortized portion of multiyear hospital contracts purchased during 2007. The contracts are being amortized over a 120 month period using the straight line method. See note 3. A summary of the balance at September 30, 2008 and December 31, 2007 follows:

                                                  September 30,    December 31,
                                                      2008             2007
                                                  -------------   --------------

                Hospital Contracts                $   6,895,156   $   6,895,156
                Accumulated Amortization                760,969         243,837
                                                  -------------   --------------

                Total                             $   6,134,187   $   6,651,319
                                                  =============   ==============

         The amortization expense for the three and nine month periods ended September 30, 2008 was $ 172,377 and $517,131 and for 2007 was $243,837. The
estimated annual amortization for the next five years will be $689,508.

Note 7 - LONG TERM DEBT

         Long-term debt consists of the following:

                                                  September 30,    December 31,
                                                      2008             2007
                                                  -------------   --------------

             12% Convertible Debenture            $   6,418,584   $   7,000,000
             Line Of Credit                             750,000
             Other Long-term Debt                       665,000         450,000
                                                  -------------   --------------

                                                      7,833,584       7,450,000

    Less: Current portion of long-term debt           1,472,604         943,118
             Debt Discount                            2,387,341       3,061,381
                                                  -------------   --------------

                                                  $   3,973,639   $   3,455,501
                                                  =============   ==============

         12% Convertible Debenture - On November 1, 2007 the Company entered into an agreement with Duchess Private Equities Fund, LTD ("Dutchess") to borrow $7,000,000 for acquisition purposes. This amount began being repaid on May 1, 2008, at a monthly amount, including principal and interest, of $183,825.17. All amounts due and payable under the debenture mature on November 1, 2010.

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

         Other Long term Debt - Debt is payable in monthly installments of $833 to $4804 including interest at 10 % expiring at various dates through January 2012. These notes are secured by television equipment.

         Line of Credit - $750,000 line of credit from Five Star Bank, payments of monthly interest only at prime plus 0.5%

Note 8     COMMITMENTS AND CONTINGENCIES

         Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. At September 3, 2008 future lease payments, under the long-term real estate leases, totaled approximately $1.6 Million.

         Employment Agreements - As of June 30, 2008, the Company had two employment agreements n effect for senior executives involved with overseeing the operations of T B & A.

         Litigation - From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relatingto the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

         Warrants and Options - As of September 30, 2008, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:


                                         Exercise
Description                  Number        Price     Expiration
                       ------------------------------------------
Class "A" Warrants            365,000 $      2.00   12/31/11
Class "B" Warrants            365,000 $      3.00   12/31/11
Class "C" Warrants            365,000 $      4.00   12/31/11
Class "D" Warrants          5,650,000 $       .50   12/31/09
Dutchess
Warrants   (A)             22,826,086 $       .46   11/01/12

         (A) The Dutchess warrants are part of a financing transaction that closed in November 2007. There is a limit of 4.99% on the amount of the Company's common stock that Dutchess can own at any point in time.

         On November 22, 2002, the Shareholders of the Company ratified the Company's "2002 Incentive Stock Option Plan" and reserved 1,000,000 shares for issuance pursuant to said Plan. As of June 30, 2008, no options have been awarded pursuant to this Plan.

Note 9     FAIR VALUE MEASUREMENTS

         As described in Note 2, "New Accounting Standards", the Company adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

         Level 1 - quoted prices in active markets for identical assets and liabilities.

         Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities.

         Level 3 - unobserved inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         In addition to historical information, this Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, management of growth, competition, pricing pressures on the Company's products, industry growth and general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

General

         This discussion and analysis should be read in conjunction with our financial statements and accompanying notes, which are included elsewhere in this prospectus. This discussion includes forward-looking statements that involve risks and uncertainties. Operating results are not necessarily indicative of results that may occur in future periods. When used in this discussion, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

         Our business and results of operations are affected by a wide variety of factors, as we discuss under the caption "Risk Factors" and elsewhere in this prospectus, which could materially and adversely affect us and our actual results. As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

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

         On December 8, 2006, Patient Portal Connect, Inc. of Palm Beach Gardens, Florida, a Delaware corporation organized in May 2006, acquired approximately 80% of the capital stock of Patient Portal Technologies, Inc. in a tax free exchange that resulted in the shareholders of Patient Portal Connect, Inc. owning 17,500,000 shares of Common Stock of Patient Portal Technologies, Inc., as part of a "reverse" transaction. As a result of this transaction, Patient Portal Connect, Inc. (hereinafter referred to as "PPC") became a wholly-owned operating subsidiary of the Company.

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

         To provide funds for acquisition purposes, on November 1, 2007, we entered into a $7,000,000 convertible debenture agreement with Dutchess Private Equities Fund, LTD ("Dutchess"). If Dutchess elects to convert its debentures (the "Debentures") into shares of common stock, par value $0.001 (the "Common Stock") of the Company, the conversion price for their shares of Common Stock will be at a maximum price of $.46 per share but may fluctuate at a substantial percentage discount (15%) to fluctuating market prices. As a result, the number of shares issuable to Dutchess, upon conversion of the Debentures could be potentially materially adverse to current and potential investors. Dutchess' overall ownership at any one moment is limited to 4.9% of the outstanding shares of Common Stock in accordance with the financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional Warrants into shares of Common Stock.

         In November 2, 2007, we acquired 100% of the capital stock of TB&A Hospital Television, Inc. (hereinafter "TB&A") for a purchase price of $3,300,000. The consideration issued in the stock purchase was determined as a result of arm's-length negotiations between the parties.

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

         The company's technology allows it to leverage the hospitals existing television and cable infrastructure to create a communication portal for patients and third parties.

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

         Our strategy is establishing hospital relationships that can benefit from the patient centric services that are offered over our proprietary technology platform. Our non medical services impact the patient experience and cost at three key points: before being admitted to a hospital, while they are in a hospital and when they are discharged and return home. The combination of our software solutions, call center and delivery platform provide us with a significant competitive advantage to improve hospital performance as it relates to critical patient measurements.

         The following is a brief description of some of the principal products and services which we deliver to our customers utilizing the information and power of the communication portal platform:

         Preadmission Scheduling and Assessment: We provide outsource services, using licensed nurses working out of their home, to perform a preadmission screening process and a post care evaluation service. These services are use a proprietary software solution and provide the hospital with a customized digital record of the assessment prior to the patient arriving for their procedure.

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

COMPETITION

         Our Company's markets are extremely competitive and are subject to rapid technological change. We believe that our Company is unique in the healthcare industry because we are positioned to provide services and products across the entire patient-service spectrum. Our competitors typically focus products on specific market niches that address a finite need within the industry. We approach the market with more innovation and versatility. Our services coordinate multiple processes toward improved productivity and communication between various stakeholders.

         The competition that we face in this healthcare services marketplace can be broken down into two different company types:

         Small Niche Competitors: The competition in this category is comprised of smaller companies offering few very specific products. They focus on one or two areas, such as providing patient education information or administrative services. Some of the competitors in this area include Get Well Network, Allen Technologies, Skylight Systems, Beryl, and TeleTracking. Most companies in this category have a very small hospital base (ten or fewer). Patient Portal Connect has a unique advantage vis-a-vis the small-niche competitors because we offer revenue-generating opportunities across a full continuum of care instead of a stand-alone application, 24/7 integration with our Patient Contact Center, access to an extensive customer base, and a long history serving hospitals and patients.

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

         As part of our business strategy to reduce direct costs and improve margins, elements of some of the Company's products and services are licensed from third parties. Our main outsourcing activities are related to both developing new modules for our software, and marketing and supporting our product. While our business depends somewhat on our ability to outsource, we are not dependent on any one contractor or vendor.

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

EMPLOYEES

         As of September 30, 2008, the Company and its affiliates had approximately 75 full time employees. We also have a comprehensive National Master Dealer Agreement with VOX Technologies, Inc., through which we utilize over one hundred independent dealer representatives throughout the United States to market the Company's products and services to healthcare institutions on a commission-only basis. In addition, we have a long-term contract to out-source our 24/7 Operator Call Center and Data Management Services with Worldnet Communications, Inc. of Syracuse, NY.

REGULATORY ISSUES

         We are not subject to any special governmental regulation concerning our supplying of products and services to the market place and we believe we are in compliance in all material respects with all existing regulations governing other aspects of our businesses.

RESULTS OF OPERATIONS

Recently Issued Accounting Standards

         In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, " Fair Value Measurements ". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this standard has not had a significant impact on the Company's consolidated financial position, results of operations or cash flows.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ", including an amendment of FASB No. 115 ("FAS 159"). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for the Company beginning January 1, 2008. The adoption of this standard has not had a significant impact on the Company's consolidated financial position, results of operations or cash flows.

         In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, "Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51" ("FAS 160"). FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact, if any, of FAS 160 on its operating results and financial position.

         In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," ("SFAS 141R") which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquirer. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

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

Three months ended September 30, 2008 compared with three months ended September 30, 2007

         Net sales for the three month period ended September 30, 2008 were $ 4,426,130, reflecting an increase of $4,078,709 over the net sales of $347,421 for the comparable three month period ended September 30, 2007.

         Cost of sales as a percentage of net sales for the three months ended September 30, 2008 was 62.4 % compared to over 100% for the comparable 2007 period. The increase was largely due to the mix of products and services between the two periods.

         Sales and administrative expenses for the three month period ended September 30, 2008 were $1,209,293, an increase of $ 794,412 over the 2007 amount of $ 414,881 which was due to the significant growth in sales volume.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

         Net sales for the six month period ended September 30, 2008 were $ 13,179,537, reflecting an increase of $ 12,188,282 over the net sales of $ 991,255 for the comparable nine month period ended September 30, 2007

         Cost of sales as a percentage of net sales for the nine months ended September 30, 2008 was 63.4% compared to 90% for the comparable 2007 period, an decrease of over 26%. The increase was largely due to the mix of products and services sold during the period.

         Sales and administration expenses for the nine month period ended September 30, 2008 were $ 3,955,081an increase of 3,251,816 over the comparable 2007 period amount of $703,265 which was due to the significant growth in sales volume.

Liquidity and Capital Resources

         The Company had working capital of ($ 1,276,120) and ($ 1,678,873) at September 30, 2008 and December 31, 2007, respectively. Working capital improved by almost $402,000 during the period due to the following items: Cash decreased approximately $234,000. Accounts payable increased approximately $ 745,000, there was an increase in accounts receivable of approximately $ 1,070,000 and a decrease in accrued expenses, notes payable and note receivable of approximately $600,000. Total cash balances at September 30, 2008 were $ 169,446 compared to $404,003 at December 31, 2007.

         As shown in the above financial statements, the Company incurred a net loss of ($2,059,386) during the year ended December 31, 2007 and ($1,511,579) during the nine months ended September 30, 2008. The Company has been successful in raising capital through public or private financing, through the issuance of its common stock and the issuance of debt instruments, including debt convertible to equity. In the future it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. However, operational performance during 2008 has been significantly improved over 2007 and management expects that trend to continue into 2009.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         The Company's operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company's results of one percentage point change in short-term interest rates would not have a material impact on the Company's future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities..

Item 4T.  Quantitative and Qualitative Disclosures about Market Risk

         Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. In accordance with the Sarbanes-Oxley Act of 2002, as amended, the Company has included an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its Annual Reports on Form 10-K commencing with the fiscal year ended December 31, 2007. The Company has undergone an ongoing comprehensive effort in preparation for compliance with
Section 404 of the Sarbanes-Oxley Act of 2002. This has involved the documentation, testing and review of our internal controls under the direction of senior management.

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

         For proposals (i) and (ii) above, the votes were cast as follows:


                                                                         Withhold   Abstentions   Broker
        Proposal                Position              For       Against  Authority               Non-Votes
-----------------------------------------------------------------------------------------------------------
(i)     By nominee:
Kevin J. Kelly          Chairman of the Board,
                        President, CEO           22,765,450        0     18,762
Thomas Hagan            Secretary, Acting CFO
                        and Director             22,765,450        0     18,762
Daniel Coholan          Director                 22,765,450        0     18,762

Rounsevelle W. Schaum   Director                 22,765,450        0     18,762

(ii)   Harris Rattray
CPA                     Independent Auditors     22,765,450        0     18,762                      -
-----------------------------------------------------------------------------------------------------------

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


PATIENT PORTAL TECHNOLOGIES, INC.



By:   /s/ Kevin J. Kelly
      ------------------
      KEVIN J. KELLY
      President, Chief Exec. Officer


Date: November 12, 2008

--------------------------------------------------------------------------------