Form 10KSB/A
period 2007-12-31
Patient Portal Technologies, Inc.
filed 2008-11-18
CIK 1240093

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A (3)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2007.
                         Commission File No. 333-107826

                        PATIENT PORTAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                  02-0656132
-----------------------------------------------      ---------------------------
 (State or other jurisdiction of incorporation            (IRS Employer ID No.)
                or organization)



                  8276 Willett Parkway, Baldwinsville, NY 13027
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

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
 Yes:   X      No:
      -----        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form, 10-KSB or any
amendment to this Form 10-KSB.    X
                                ------

Indicate by check mark whether the Registrant is a shell company [as defined in Rule 12b-2 of the Exchange Act].
Yes:           No:   X
      -----        -----

State issuer's revenues for its most recent fiscal year:  $4,705,035

The number of shares of Common Stock outstanding as of April 4, 2008 was 36,620,707. As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $20,216,000 based on the average of the best closing bid and ask prices ($1.52) for such common stock as reported on the OTC Bulletin Board on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for its annual meeting of shareholders to be held on June 11, 2008 which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2007 are incorporated by reference into Part III hereof.

Indicate by check mark whether Transitional Small Business Disclosure Format:
Yes          No    X
    -----        -----

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

                        Patient Portal Technologies, Inc.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2007



                                TABLE OF CONTENTS

PART I

Item 1       BUSINESS                                                        1

Item 1A      RISK FACTORS                                                    8

Item 2       PROPERTIES                                                      14

Item 3       LEGAL PROCEEDINGS                                               15

Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             15

PART II

Item 5       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDERS MATTERS                                            16

Item 6       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS AND PLAN OF OPERATIONS                    18

Item 7       FINANCIAL STATEMENT AND SUPPLEMENTARY DATA                  F1-F16

Item 8       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                             23

PART III

Item 9       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              24

Item 10      EXECUTIVE COMPENSATION                                          24

Item 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                                  24

Item 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  24

PART IV

Item 13      EXHIBITS, SCHEDULES AND REPORTS ON FORM 8-K                     24

Item 14      PRINCIPAL ACCOUNTING FEES AND SERVICES                          24

Signatures                                                                   25

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

         Through this acquisition of PPC, we became a leading provider of innovative technology solutions for healthcare institutions. The company's products and services are delivered over the Company's a state-of-the-art proprietary technology platform. This platform is sued by the Company as the delivery system for its services. The company uses their technology to create a communication portal that allows many third parties to communicate and exchange information in a cost effective way. This solution allows the company to offer many services that optimize patient satisfaction and outcomes, reduces administrative costs, and maximizes reimbursement for their customers.

         To provide funds for acquisition purposes, on November 1, 2007, we entered into a $7,000,000 convertible debenture agreement with Dutchess Private Equities Fund, LTD ("Dutchess"). If Dutchess elects to convert its debentures (the "Debentures") into shares of common stock, par value $0.001 (the "Common Stock") of the Company, the conversion price for their shares of Common Stock is the lower of 85% of the lowest closing bid during the previous twenty day period prior to the conversion or $.46. Part of the financing transaction included issuing warrants to purchase up to 22,826,086 shares of the company's common stock at a price of $.46 per share. The warrant agreement expires on November 1, 2012. Dutchess' overall ownership in the Company is limited to 4.99% of the then outstanding shares of Common Stock, in accordance with the financing documents. As a result, the number of shares issuable to Dutchess, upon conversion of the Debenture and exercising of its warrants, could potentially be materially adverse to current and potential investors. Although there is a restriction on ownership of 4.99%, Dutchess is free to sell any shares issued to them into the market, thereby enabling Dutchess to systematically convert the remaining Debentures or exercise additional Warrants into shares of Common Stock.

         On November 2, 2007, we acquired 100% of the capital stock of TB&A Hospital Television, Inc. (hereinafter "TB&A") for a cash purchase price of approximately $3,000,000 and credit for some of the existing accounts receivable, estimated at $300,000.. The consideration issued in the stock purchase was determined as a result of arm's-length negotiations between the parties.

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

         The following is a brief description of some of the principal products and services which we deliver to our customers utilizing the information and power of the communication portal platform:

         HealthCast (TM) Patient Network System: In March 2007 we acquired a 9% interest in Omnicast, Inc in exchange for 2,200,000 shares of the company's common stock. Omnicast, Inc. is a leading-edge technology and media provider that offers a variety of customized education and entertainment solutions for the healthcare industry.

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

         Virtual Nurse's "PASS" (Pre-Admission Screening Services) program fulfills a critical need in the healthcare industry as expenditures continue to increase and nursing shortages become greater Virtual Nurse offers the expertise of registered nurses without the challenges or costs of adding on-site staff. Virtual Nurse's RNs perform the administrative medical screening tasks usually conducted by registered nurses in a healthcare facility, with one important distinction: their RNs are dedicated to this service seven days a week, including extended hours, while hospital nurses attempt to contact patients during abbreviated calling hours.

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

EMPLOYEES

         As of March 31, 2008, the Company and its affiliates had approximately 50 full time employees. There is also a comprehensive National Master Dealer Agreement with VOX Technologies, Inc., through which we utilize over one hundred independent dealer representatives throughout the United States to market the Company's products and services to healthcare institutions on a commission-only basis. In addition, we have a long-term contract to out-source our 24/7 Operator Call Center and Data Management Services with Worldnet Communications, Inc. of Syracuse, NY.

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

Risks Related to Our Company
----------------------------

We Have A Limited History of Operations.

         The Company's present business operations are conducted through its newly-acquired subsidiaries, Patient Portal Connect, Inc. and TB&A Hospital Television, Inc. Therefore, the Company has had limited revenue from operations or other financial results upon which investors may base an assessment of its potential. The prior business operations of the newly-acquired subsidiaries are not reflect in our past results from operations.

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

We Have Given Dutchess A Security Interest In Certain Property

         As part of the Dutchess financing transaction, we have granted Dutchess a first priority security interest in certain property of the Company to secure the prompt payment, performance and discharge in full of all of Company's obligations under the Debentures and exercise and discharge in full of Company's obligations under the Warrants . This "first lien" on certain of our assets may limit our ability to obtain additional asset-based financing or other types of secured or unsecured debt.

Our business operations could be significantly disrupted if we lose members of, or fail to integrate, our management team.

         Our future performance is substantially dependent on the continued services of our management team and our ability to retain and motivate them. The loss of the services of any of our officers or senior managers could harm our business, as we may not be able to find suitable replacements. We do not have employment agreements with any of our key personnel, and we do not maintain any "key person" life insurance policies.

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

Risks Related to Our Products and Services
------------------------------------------

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

         An unexpected event like a telecommunications failure, fire, flood, earthquake, or other catastrophic loss at our service providers' facilities or at our on-site data facility could cause the loss of critical data and prevent us from offering our products and services. We do not at the present time carry business interruption insurance.

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

Risks Related to Our Stock Being Publicly Traded
------------------------------------------------

Our stock price may be volatile.

         Our Common Stock has been trading in the public market since 2004. However, throughout our history trading volume has been extremely light, as approximately 88% of our outstanding shares are unregistered and cannot yet be traded. We cannot predict the extent to which a trading market will develop for our Common Stock or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

         o Quarterly variations in our results of operations or those of our competitors.

         o Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

         o    Disruption to our operations.

         o The emergence of new sales channels in which we are unable to compete effectively.

         o Our ability to develop and market new and enhanced products on a timely basis.

         o    Commencement of, or our involvement in, litigation.

         o    Any major change in our board of directors or management.

         o Changes in governmental regulations or in the status of our regulatory approvals.

         o Changes in earnings estimates or recommendations by securities analysts.

         o General economic conditions and slow or negative growth of related markets.

         In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Common Stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company's securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

         Provisions in our Certificate of Incorporation and By-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

         o Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on our board of directors.

         o Our stockholders may act by written consent, provided that such consent is signed by all the shareholders entitled to vote with respect to the subject matter thereof. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders' meeting.

         o Our Certificate of Incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

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

         Investors may experience substantial dilution if Dutchess converts its Debentures into Common Stock of the Company and exercises its Common Stock Purchase Warrants. Since the conversion price of the Debentures fluctuates at a substantial percentage discount (15%) to fluctuating market prices, the number of shares issuable to Dutchess, upon conversion of the Debentures, is potentially limitless. In other words, the lower the average trading price of the Company's shares at the time of conversion, the greater the number of shares that can be issued to Dutchess. This perceived risk of dilution may cause our shareholders to sell their shares, thus contributing to a downward movement in the Company's stock price. Dutchess' overall ownership at any one moment is limited to 4.9% of the outstanding shares of Common Stock in accordance with the financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional warrants into shares of Common Stock.

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

We could terminate our Securities and Exchange Commission Registration, which could cause our Common Stock to be de-listed from the Over the Counter Bulletin Board ("OTCBB").

         As a public company with more than 300 shareholders, we are required to file our periodic reports with the SEC and register our shares of Common Stock under the Securities Exchange Act of 1934 (the "Exchange Act"). In the event that our Company would have less than 300 shareholders of record, our reporting requirements would be on a voluntary basis. In the event that in the future we would have fewer than 300 stockholders of record, we would be eligible to de-register our Common Stock under the Exchange Act. Although the Company does not currently plan to de-register its Common Stock, there can be no assurance that we would not de-register the Common Stock at some point in the future. If the Company were to take such action, it could inhibit the ability of the Company's common stock holders to trade the shares in the open market, thereby severely limiting the liquidity of such shares. Furthermore, if we were to de-register, we would no longer be required to file annual and quarterly reports with the SEC and would no longer be subject to various substantive requirements of SEC regulations. De-registration would reduce the amount of information available to investors about our Company and may cause our Common Stock to be de-listed from the OTCBB. In addition, investors would not have the protections of certain SEC regulations to which we would no longer be subject. The Company has no intention of terminating the registration of the Common Stock, and in fact is constrained from doing so under the terms of its agreements with Dutchess.

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

                                HIGH         LOW         HIGH          LOW
                                   BID PRICES                ASK PRICES
                             ------------------------ -------------------------
Fiscal Year 2006:
-----------------
Quarter Ended 3/31/06        $       .14  $      .08  $       .17  $       .10
Quarter Ended 6/30/06        $      1.45  $      .35  $      1.60  $       .38
Quarter Ended 9/30/06        $       .80  $      .22  $       .90  $       .20
Quarter Ended 12/31/06       $      1.50  $      .15  $      1.75  $       .18

Fiscal Year 2007
----------------
Quarter Ended 3/31/07        $       .14  $      .08  $       .17  $       .10
Quarter Ended 6/30/07        $      1.45  $      .35  $      1.60  $       .38
Quarter Ended 9/30/07        $       .80  $      .22  $       .90  $       .20
Quarter Ended 12/31/07       $      1.50  $      .15  $      1.75  $       .18

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

         (d) WARRANTS AND OPTIONS- As of March 31, 2008, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

                                                   Exercise
Description                            Number        Price    Expiration
                                   ----------------------------------------
Class "A" Warrants                        365,000 $      2.00  12/31/11
Class "B" Warrants                        365,000 $      3.00  12/31/11
Class "C" Warrants                        365,000 $      4.00  12/31/11
Class "D" Warrants                      3,650,000 $       .50  12/31/09
Dutchess Warrants                      22,826,086 $       .46  11/01/12

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

         During the first quarter of 2007, the Company issued: 2,200,000 shares of Common Stock to OmniCast, Inc. as consideration for its 9% acquisition interest and a License Agreement for the HealthCast System; 750,000 shares to Virtual Nurse, Inc. in exchange for a 9% minority interest, during January, April and November 2007, 2,250,000 shares of Common Stock to Worldnet, Inc. as partial consideration for the acquisition of hospital service contracts; 1,521,740 shares of Common Stock in lieu of cash compensation for commissions and fees related to the Dutchess financing; 893,188 shares of Common Stock upon conversion of 80,000 shares of Series "A" Preferred Stock and accrued interest; 1,110,000 shares issued as partial consideration for employment and consultant agreements; and 174,666 shares issued upon exercise of Common Stock Purchase Warrants.

         The Company relied on the exemption under section 4(2) of the Securities Act of 1933 (the "Act") for the above issuances. No commission or other remuneration was paid on these issuances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Discussion on Results of Operations and Analysis of Financial Condition
-------------------------------------------------------------------------------

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

Year Ended December 31, 2007 vs. December 31, 2006
--------------------------------------------------

         The Company reported $4,705,035 of revenue for the Year Ended December 31, 2007 and $1,690 for the comparable period in 2006. This increase is solely attributable to the acquisition of the Company's Patient Portal Connect, Inc. operating subsidiary in December, 2006 and minimal start-up revenues attributed to this subsidiary during the period ended December 31, 2006, and for the period ended December 31, 2007 reflects the two-month results of the operations of TB&A Hospital Television, Inc. in November, 2007.

         Cost of sales for the Year Ended December 31, 2007 was $3,056,835 as compared to cost of sales of $115,332 during the same period in 2006.

         Selling and Administrative expenses were $ 2,948,026 for the Year Ended December 31, 2007 as compared to $173,499 in 2006. These increases are due primarily to first-year and start-up costs associated with our newly-acquired hospital service contracts; costs associated with the acquisition of our TB&A Hospital Television, Inc. subsidiary, and increased staffing and overhead costs resulting from our growth in operations and revenue. These expenses as a percentage of revenue will decrease significantly in 2008 as the increases in revenue from our November, 2007 acquisitions are reflected on a quarterly and full-year basis.

         Interest costs were $295,868 for the Year Ended December 31, 2007 compared to $25,653 in 2006. This increase in interest costs was primarily due to the additional interest expense for two months as a result of the Dutchess financing which closed on November 4, 2007 The Company reported a net loss of ($2,059,386) for the Year Ended December 31, 2007 as compared to a net loss of ($401,408) during the same period in 2006. This represents a loss per share of ($.08) during the Year Ended December 31, 2007 as compared to a loss per share of $(.01) for the same period in 2006.

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

CURRENT PLAN OF OPERATIONS
--------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As shown in the above financial statements, the Company incurred a net loss of ($401,408) during the year ended December 31, 2006 and ($2,059,836) during the year ended December 31, 2007. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. However, management expects that the acquisitions in November, 2007 of our TB&A Hospital Television, Inc. subsidiary and additional hospital service contracts will, when results of operations are reported on a quarterly and annual basis for calendar year 2008, significantly increase the revenues, profitability, and liquidity of the Company.

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

Notes to Financial Statements                                        F-9 to F-16

The Board of Directors
Patient Portal Technologies, Inc.
Baldwinsville, New York


             REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

I have audited the balance sheet of Patient Portal Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Patient Portal Technologies, Inc. and subsidiaries as of December 31, 2006 were audited by other auditors whose report dated April 9, 2007, expressed an unqualified opinion with an explanatory note as it affects going concern.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Patient Portal Technologies, Inc. and subsidiaries at December 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 8, 2008 expressed in unqualified opinion (attached) on management's assessment that Patient Portal Technologies, Inc. and subsidiaries maintains effective internal control and an unqualified opinion that internal control was effective.

As described in Note 2 to the financial statements, the Company restated the December 31, 2007 Consolidated Balance Sheet, Statement of Operations, Statement of Cash Flow and Statement of Shareholder Equity to correct for certain types of revenue recognition, the acquisition of TB&A, recording of the Dutchess transaction, long term investments, stock issuance transactions and modifying disclosure within the Statement of Cash Flows.

/s/ Harris F. Rattray
---------------------
Harris F. Rattray CPA
Pembroke Pines, Florida
November 7, 2008

               REPORT OF INDEPENDENT REGISTERED PUBLIC COMPANY ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING

  The shareholders and Board of Directors of Patient Portal Technologies, Inc.

I have audited Patient Portal Technologies, Inc.'s internal control over financial reporting as of December 31. 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patient Portal Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. My responsibility is to express an opinion on the company's internal control over financial reporting based on my audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patient Portal Technologies, Inc. as of December 31, 2007 and my report expressed an unqualified opinion thereon.

/s/ Harris F Rattray
Certified Public Accountant

Pembroke Pines, Florida
April 8, 2008

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

         As described in Note 2 to the financial statements, the Company restated the December 31, 2006 Consolidated Balance Sheet and Statement of Shareholder Equity to correct the error in accounting for the acquisition of Patient Portal Technologies, Inc. by Patient Portal Connect, Inc.

Walden Certified Public Accountant, P.A.
Sunny Isles, Fl
Dated: November 5, 2007

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  December 31,

                           ASSETS                    Restated       Restated
                                                        2007           2006
                                                    -------------  -------------
CURRENT  ASSETS:
     Cash and Cash equivalents                      $     404,003  $      1,690
     Accounts Receivable, net                           1,794,553         1,202
     Other                                                 83,111             -
     Prepaid Expenses                                      20,351        27,500
                                                    -------------  -------------
         TOTAL CURRENT ASSETS                           2,302,018        30,392

PROPERTY, PLANT AND EQUIPMENT, net                      3,267,882       822,288

LONG-TERM NOTE RECEIVABLE                                 276,967       250,000

INTANGIBLES, HOSPITAL CONTRACTS, net                    6,651,319             -

MINORITY INVESTMENTS                                    1,475,000             -

DEBT ISSUANCE COSTS                                       877,916             -
                                                    -------------  -------------
         TOTAL ASSETS                               $  14,851,102  $  1,102,680
                                                    =============  =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES:
     Current portion - long-term debt               $     943,118  $          -
     Accounts payable                                   1,162,856        34,255
     Notes payable                                        629,668       337,317
     Accrued Expenses                                   1,245,249        13,131
                                                    -------------  -------------
          TOTAL CURRENT LIABILITIES                     3,980,891       384,703
                                                    -------------  -------------

LONG-TERM  DEBT, Net of Discount on
Convertible Instrument                                  3,445,501             -
                                                    -------------  -------------

          TOTAL LIABILITIES                             7,426,392       384,703

REDEEMABLE PREFERRED STOCK, $.01 par
value, authorized
     1,000,000: 55,000 (Dec 31, 2007)
      and 60,000 (Dec 31, 2006)
      shares issued and outstanding                           550           600

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value,
      100,000,000 shares ;authorized;
      36,620,707 (Dec 31,2007) and
      24,171,601(Dec 31, 2006) shares
     issued and outstanding                                36,621        24,171
     Additional paid-in-capital                         8,935,290     1,094,614
     Additional paid-in-capital -
       warrants                                           913,043             -
     Retained deficit                                  (2,460,794)     (401,408)
                                                    -------------  -------------
          TOTAL STOCKHOLDERS' EQUITY                    7,424,710       717,977
                                                    -------------  -------------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                     $  14,851,102  $  1,102,680
                                                    =============  =============


               See notes to the consolidated financial statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE YEAR DECEMBER 31,


                                                      Restated
                                                        2007           2006
                                                    -------------  -------------

NET SALES                                           $   4,705,035  $     13,575

COST OF SALES                                           3,056,835       115,332
                                                    -------------  -------------
GROSS PROFIT/(LOSS)                                     1,648,200      (101,757)

DIRECT OPERATING EXPENSES:
     Sales and Administrative                           2,948,026
     Depreciation and Amortization                        463,692       173,499
                                                    -------------  -------------
TOTAL OPERATING EXPENSES                                3,411,718       173,499

(LOSS) FROM OPERATIONS BEFORE
   OTHER INCOME AND EXPENSE                           (1,763,518,)     (275,256)
                                                    -------------  -------------

OTHER INCOME AND EXPENSES

     Interest expense                                    (295,868)     (126,152)
                                                    -------------  -------------
                                                         (295,868)     (126,152)
                                                    -------------  -------------
OPERATING (LOSS) BEFORE TAXES                          (2,059,386)     (401,408)

PROVISION FOR INCOME TAX                                        -             -
                                                    -------------  -------------

NET (LOSS)                                          $  (2,059,386) $   (401,408)
                                                    =============  =============

Net Loss per share:                                 $       (0.08) $      (0.01)
                                                    -------------  -------------

Common shares outstanding (weighted)                   26,040,612    13,401,899
                                                    =============  =============


               See notes to the consolidated financial statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                      Restated
                                                        2007            2006
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                $  (2,059,386) $   (401,408)
                                                    -------------  -------------
   Adjustments to reconcile net income (loss)
     to net cash provided by operations:
     Common stock and Warrants issued for services        772,416             -
     Depreciation and amortization                        463,692             -
     (Increase) decrease in assets:
         Accounts receivable                             (691,601)       (1,202)
         Other current assets                              12,277       (27,500)
     Increase (decrease) in liabilities:
         Accounts payable                                  52,774        34,255
         Other current liabilities                        838,500        13,131
                                                    -------------  -------------
              Total adjustments                         1,448,057        18,684
                                                    -------------  -------------
NET CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES                                               (611,329)     (382,724)
                                                    -------------  -------------

CASH FLOWS INVESTING ACTIVITIES:
     Purchase of property, plant and equipment           (462,152)     (876,755)
     Debt Repayment                                      (840,616)
     Purchase of hospital contracts                    (2,414,958)
     Deferred loan costs                                 (756,015)
     Purchase of TB & A                                (3,000,000)
                                                    -------------  -------------
NET CASH FLOWS (USED IN) INVESTING ACTIVITIES          (7,473,741)     (876,755)
                                                    -------------  -------------

FINANCING ACTIVITIES:
    Proceeds from common stock issued                     987,383       922,252
    Proceeds from long-term debt                        3,938,619
    Proceeds from preferred stock issued                  500,000           600
    Notes payable                                                       337,317
    Paid in capital - Warrants                            913,043
    Paid in capital - Beneficial Equity Conversion      2,148,338
                                                    -------------  -------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES        8,487,3983     1,260,169
                                                    -------------  -------------

NET INCREASE IN CASH                                      402,313           690
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,690         1,000
                                                    -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $     404,003  $      1,690
                                                    =============  =============

               See notes to the consolidated financial statements


                         PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
           RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PREFERRED STOCK
                                        DECEMBER 31, 2007

                                                          Additional
                                        Common and         Paid-In      Retained
                                      Preferred Stock      Capital       Deficit        Total
                                  ---------------------  -----------  ------------  ------------
                                     Shares    Par Value
Balance January 1, 2007            24,231,601  $ 24,771  $ 1,094,614  $   (401,408) $   717,977

Issuance of Common Stock              405,000       405      535,000                    535,405

Issuance of Preferred Stock            50,000       500      499,500                    500,000

Issuance of Common Stock For
services                            2,425,000     2,425      597,915                    600,340

Issuance of Common Stock For
services                              469,512       470       43,140                     43,610

Issuance of Common Stock for
Worldnet, Inc. contracts            2,250,000     2,250    1,823,762                  1,826,012

Sale of common stock to equity
investor                              500,000       500      434,012                    434,512

Issuance of Common Stock for
OmniCast, Inc. 9% Acquisition       2,200,000     2,200    1,097,800                  1,100,000

Issuance of Common Stock for
Virtual Nurse, Inc. 9%
Acquisition                           750,000       750      374,250                    375,000

Commissions & Fees for Dutchess
Financing (in lieu of cash)         1,521,740     1,521      150,652                    152,174

Conversion of Preferred Stock         550,000       550                                     550

Conversion of Preferred Stock         (55,000)     (550)                                   (550)

Issuance of Common Stock for
Interest                               93,188        93        9,225                      9,318

Employment and Consulting
Agreements                          1,110,000     1,110      109,890                    111,000

Issuance of common stock
pursuant to exercise of warrants      174,666       175       17,291                     17,466

Intrinsic Value of Convertible
Debt                                        -         -    2,148,338                  2,148,338

Value of Dutchess Warrants
Issued                                      -         -      913,043                    913,043

Net loss for the Year                                                   (2,059,485)  (2,059,485)
                                  -----------  --------  -----------  ------------  ------------
Balance December 31, 2007          36,675,707  $ 37,171  $ 9,848,432  $ (2,460,893) $ 7,424,710
                                  ===========  ========  ===========  ============  ============

                       See notes to the consolidated financial statements.


                              PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PREFERRED STOCK
                                              DECEMBER 31, 2006

                 Common and Preferred
                        Stock              Additional Paid-In
                   Shares   Par Value         Capital              Retained Deficit         Total
                  -------------------  -------------------------  ------------------------  ----------
Balance
January 1,
2006              9,979,479  $  9,979  $               2,624,467  $             (2,432,310) $  202,136

Reverse Split
of Common
Stock
1-for-10
Sept. 1,2006     (8,981,530)   (8,981)                                                          (8,981)

Issuance of
Common Stock
For services      2,323,652     2,324                                                            2,324

Issuance of
Common Stock
For Debt
Conversion        2,500,000     2,500                    336,617                               339,117

Issuance of
Common Stock
For Preferred
Stock

Conversion          850,000       850                                                              850
Issuance of
Common Stock
For Share
Exchange

Acquisition      17,500,000    17,500                                                           17,500
Issuance of
Preferred
Stock                60,000       600                    565,840                               566,440

Reverse
Acquisition
Transaction                             (2,432,310)                 2,432,3120
Net loss for
the Year                                                                          (401,408)   (401,408)
                  -------------------  -------------------------  ------------------------  ----------
Balance
December 31,
2006             24,231,601  $ 24,771  $               1,094,614  $               (401,408) $  717,977
                 ==========  ========  =========================  ========================  ==========

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

Revenue Recognition- The Company recognizes revenue from the sales of televisions when the product is received by the customer. Revene for its other management and patient centers services is recognized when the service is rendered. Revenue from hospitals for equipment sales or other services is recorded when the service is performed or the equipment sale is finalized

Income Taxes - Income taxes are not provided for in these financial statements since the Company incurred a net loss for the year ended December 31, 2007.

Cash Equivalents- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Cash Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established. The allowance for bad debts was $420,000 as of December 31, 2007.

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

2.      FINANCIAL STATEMENT RESTATEMENTS

Fiscal 2006
--------------------------------------------------------------------------------
During fiscal year 2006 the Company incorrectly accounted for the acquisition of Patient Portal Technologies, Inc by Patient Portal Connect, Inc. In following the accounting guidance found in SEC Accounting and Disclosure Rules and Practices Staff Learning Manual, reverse takeover accounting should be treated as capital transactiosn rather than business combinations. As a result for this correction the paid in capital balance and accumulated deficit balance of the Company were both reduced by $2,432,310. There was no impact on net income or the statement of cash flows. The shareholder equity schedule was also restated to reflect the correction.

The Company also adjusted the outstanding shares issued by 500,000 to properly account for shares earned in fiscal 2006.

Fiscal 2007
--------------------------------------------------------------------------------
During fiscal 2007, the Company changed its accounting for patient service revenue from the cash method to the accrual method in accordance with SFAC 5. This correction resulted in an increase in revenue of approximately $837,000 and an increase in operating profit of approximately $152,000 for the year ended December 31, 2007.

The Company also incorrectly accounted for some aspects of the Dutchess financing transaction. Errors were made in properly accounting for the preferred conversion feature and the sale of warrants and the calculation of the debt issuance balance. These corrections resulted in an increase in paid in capital of $3,061,381, establishing a debt discount balance of $3,061,381and increasing the debt issuance balance by approximately $265,000. These corrections resulted in an increase in amortization expense of approximately $10,000 for the same period.

A correction was made to account for the investments in Omnicast, Inc and Virtual Nurse, Inc. made during 2007. The correction resulted in an increase in paid in capital and a corresponding increase in Investment of approximately $1.475 million.

The Company also corrected the accounting for the acquisition of TB & A that had been previously done using an incorrect accounting method. The result of this correction had an impact on increasing the bargain purchase to approximately $2.4 million from $1.7 million. This resulted in a reduction of the fixed asset and hospital contracts recorded balances in the amounts of $327,000 and $426,000 respectively, from previously reported balances. The reduced balances resulted in a reduction of depreciation and amortization expense of approximately $15,000 over the previously reported amounts.

There were two calculation errors in the number of outstanding preferred and common stock in the amounts of 25,000 and 80,000 respectively. The correction had an impact of increasing expenses by $ 35,000 in 2007.

Lastly, the company incorrectly included non cash items within the December 31, 2007 Statement of Cash Flows. These itesm were properly moved into Note 3 in accordance with the guidance in SFAS 142. There was no impact on the balance sheet of income statement from these corrections.

3.      NON CASH TRANSACTIONS

During 2007 the Company had four significant non cash transactions. A summary of each follows.

TB&A Acquisition
The acquisition of 100% of the outstanding stock of TB&A was for $3.3 million of which $3.0 million was paid in cash and the remaining $300,000 was secured by a portion of the company's accounts receivable, to be paid as the receivables were collected.

Worldnet Communications
The Company purchased 22 hospital contracts at a price of approximately $4.2 million. The non cash portion of the transaction was $1.826 million which the company paid for in common stock.

Virtual Nurse, Inc.
The Company made non cash investment in Virtual Nurse, Inc. by issuing 750,000 shares of common stock at a value of $.50 per share, or $ 375,000.

Omnicast, Inc
The Company made non cash investment in Omnicast, Inc by issuing 2.2 million shares of common stock at a value of $.50 per share, or $1.1 million.

4.      BUSINESS COMBINATIONS AND ACQUISITIONS

During 2007 the Company completed a siginificant acquisition which was accounted for as purchases under SFAS No 141, "Business Combinations." The assets purchased and liabilities assumed for this acquisition has been reflected in the accompanying consolidated balance sheet as of December 31, 2007 and the results of operations for the acquisition is included in the accompanying consolidated statement of earnings from the respective date of acquisition. Additionally, the company acquired a total of 22 hospital contracts at various times throughout the year. The operational results of those contracts have been reflected in the accompanying consolidated financial statements.

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

The aggregate purchase price was approximately $ 3,300,000 which included $3,000,000 in cash at closing and credit for certain outstanding accounts receivable at the time of closing, which was approximately $300,000. The credit for the accounts receivable balance was due and payable to the seller as collected.

The following table summarizes the fair values of assets acquired and liabilities assumed:

                                                   Restated
                                                --------------
Inventories                                     $       90,000
A/R  $1,059,000                                 $       15,000
Other current assets

Property and equipment                          $    2,173,000
Hospital Contracts                              $    2,654,000
Other assets                                    $       55,000
Accounts payable and accrued liabilities        $   (2,746,000)
                                                ---------------

Total Purchase Price                            $    3,300,000
                                                ===============

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

Consolidated pro-forma revenues for fiscal years 2007 and 2006, giving effect to the Patient Portal and TB&A acquisitions as if they occurred on January 1, 2007 and 2006 were $13,039,826 and $9,258,073 respectively.

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

5.      INVESTMENTS

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

The investment in OmniCast followed the execution of an exclusive license agreement, between OmniCast and Patient Portal Technologies, for the HealthCast platform. This platform serves as a critical element of eth Company's strategy to management patient information and content flow before, during and after hospital care.

6.      PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifty years. Property and equipment consist of the following at December 31,:

                                         Restated
                                     --------------
                                          2007         2006
Television sets/system
installations, equipment             $    2,401,401 $    52,135
Computer equipment and Software             822,288     820,000
Office equipment                            233,826           -
                                     -------------- -----------
                                          3,457,515     878,135
Accumulated depreciation                    189,632      55,847
                                     -------------- -----------
Total                                $    3,267,882 $   822,288
                                     ============== ===========

7.      INTANGIBLE ASSETS

In accordance with SFAS No. 142 the Company's intangible assets are amortized over the anticipated useful life of the assets. At the end of December 31, 2007 there was $6,651,319 in intangible assets which reflected the unamortized portion of multiyear hospital contracts purchased during 2007. The contracts are being amortized over a 120 month period using the straight line method. See note
4. A summary of the balance at December 31, 2007 follows:

                                                     Restated
                                                   -----------
                       Hospital Contracts          $ 6,895,156
                       Accumulated Amortization       (243,837)
                                                   -----------

                               Total               $ 6,651,319
                                                   ===========

The amortization expense for 2007 was $243,837 and the estimated annual amortization for the next five years will be $689,516.

8.      LONG-TERM DEBT

Restated long-term debt consists of the following:

12% Convertible Debenture                         $   7,000,000
Other Long-term Debt                                    450,000
                                                  --------------
                                                  $   7,450,000
Less:
Current portion of long-term debt                       943,118
Discount on Convertible Debt                          3,061,381
                                                  --------------

                                                  $   3,455,501
                                                  --------------

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

Other Long term Debt - Individuals' payable in monthly installments of $833 to $4,804 including interest at 10 percent expiring at various dates through January 2012. These notes are secured by television equipment.

9.      COMMITMENTS AND CONTINGENCIES

Lease Commitments - During the Year ended December 31, 2007 the Company had no equipment leases in effect.

Rent expense for the Year ended December 31, 2007 and 2006 was $101,555 and $63,562 respectively. Future payments under operating leases with terms currently greater than one year as follows:

                                2008      $278,138
                                2009      $283,610
                                2010      $283,610
                                2011      $283,610
                                2012      $283,610
                            Thereafter    $283,610

Employment Agreements - As of December 31, 2007, the Company had two Employment Agreement in effect for key management.

Litigation - From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

Warrants and Options - As of December 31, 2007, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

                                                   Exercise
        Description                      Number      Price      Expiration

        Class "A" Warrants            365,000 $      2.00        12/31/11
        Class "B" Warrants            365,000 $      3.00        12/31/11
        Class "C" Warrants            365,000 $      4.00        12/31/11
        Class "D" Warrants          3,650,000 $       .50        12/31/09
        Dutchess Warrants          22,826,086 $       .46        11/01/12

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

Management's Report on Internal Control over Financial Reporting

         Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control, as defined in Rules 13a-15(e) and 15d - 15(e) of the Exchange Act of 1934, over financial reporting was effective as of December 31, 2007.

         This Annual Report includes an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

         During fiscal 2008 it certain accounting errors came to the attention of management. These errors impacted four areas: First, applying incorrect accounting theory for recording the business combinations relating to the acquisition of Patient Portal Technologies, Inc, by Patient Portal Connect Inc., and the acquisition of TB & A. Second, using an incorrect accounting method to recognize certain types of revenue. Third, incorrectly accounting for certain transaction involving the timing and issuance of the company's stock and fourth, incomplete reporting disclosures for certain transactions. .

         These errors impacted the balance sheet, income statement, statement of cash flows and changes in shareholder equity statements and have been properly restated and explained in Note 2 to the financial statements.

         Management has taken corrective action to establish new controls and review processes to insure that the control environment has been improved and strengthen and to eliminate the potential for these errors to reoccur.

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

PATIENT PORTAL TECHNOLOGIES, INC.



November 10, 2008                              by: /s/ KEVIN KELLY
                                               -------------------
                                               Kevin Kelly
                                               President


November 10, 2008                              by: /s/ Thomas Hagan
                                               --------------------
                                               Thomas Hagan
                                               Secretary, Acting CFO

--------------------------------------------------------------------------------