Form 10-Q/A
period 2008-03-31
Patient Portal Technologies, Inc.
filed 2008-11-18
CIK 1240093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 1O-Q/A (1)



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                      FOR THE QUARTER ENDED March 31, 2008

                         COMMISSION FILE NO. 333-107826

                        PATIENT PORTAL TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                 02-0656132
-------------------------------              ---------------------------
(State or other jurisdiction of                (IRS Employer ID No.)
 incorporation or organization)


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

         The number of shares outstanding of each of the registrant's classes of common stock as of May 10, 2008 is 36,620,707 shares of $.001 par value Common Stock and 40,000 Shares of Class A Redeemable Convertible Preferred Stock, $.01 par value.

                        PATIENT PORTAL TECHNOLOGIES, INC.


                                      INDEX

                                                                            PAGE


PART I  FINANCIAL INFORMATION - Unaudited

Consolidated Balance Sheet-March 31, 2008.....................................1

Consolidated Statements of Operations-Three Months
  Ended March 31, 2008 and 2007...............................................2

Consolidated Statement of Cash Flows-Three Months
  Ended March 31, 2008 and 2007...............................................3

Notes to the Consolidated Financial Statements................................4

Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................................9

PART II OTHER INFORMATION

Item 1. Legal Proceedings....................................................13

Item 2. Changes in Securities................................................13

Item 3. Defaults Upon Senior Securities......................................13

Item 4. Submission of Matters to a Vote of Security Holders..................13

Item 5. Other Information....................................................13

Item 6. Exhibits on Reports on Form 8-K......................................13

Signature Page...............................................................14

Part I. Financial Information

Item 1.     Condensed Consolidated Financial Statements


                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                    Restated         Restated
                                                    March 31,      December 31,
                           ASSETS                     2008             2007
                                                  -------------   --------------

Cash                                              $     268,191   $     404,003

Accounts Receivable, net                              2,515,377       1,794,553

Prepaids                                                 21,600          20,350

Other                                                   128,719          83,111
                                                  -------------   --------------
TOTAL CURRENT ASSETS                              $   2,933,888   $   2,302,018
                                                  -------------   --------------

Property, Plant & Equipment                           3,305,517       3,267,882

Investments                                           1,475,000       1,475,000

Hospital Contracts, Net                               6,478,942       6,651,319

Debt Issuance Costs                                     832,507         877,916

Note Receivable                                         250,000         276,967
                                                  -------------   --------------
TOTAL ASSETS                                      $  15,275,853   $  14,851,102
                                                  -------------   --------------

LIABILITIES AND CAPITAL

Accounts Payable                                  $   1,523,368   $   1,162,856

Current Portion - LTD                                 1,316,597         943,118

Accrued Expenses                                      1,143,184       1,245,249

Notes Payable - Current                                 427,317         629,668
                                                  -------------   --------------
TOTAL CURRENT LIABILITIES                         $   4,410,466   $   3,980,891
                                                  -------------   --------------

Long Term Debt, net of discount                       4,171,702       3,445,501

Other                                                                         -
                                                  -------------   --------------
TOTAL LIABILITIES                                 $   8,582,168   $   7,426,392
                                                  -------------   --------------

               STOCKHOLDER'S EQUITY

Redeemable Preferred Stock , $.01 par value
authorized 1,000,000: 55,000 (Mar 31, 2008) and
55,000 (Dec 31, 2007) issued and outstanding                550             550

Common Stock, $.001 par value, authorized
100,000,000: 36,620,707 (Mar 31, 2008) and
36,620,707 (Dec 31, 2007) issued and outstanding         36,621          36,621

Additional Paid in Capital                            8,935,290       8,935,290

Additional Paid In Capital - Warrants                   913,043         913,043

Retained Deficit                                     (3,191,819)     (2,460,794)
                                                  -------------   --------------
TOTAL STOCKHOLDER'S EQUITY                        $   6,693,685   $   7,424,710
                                                  -------------   --------------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                              $  15,275,853   $  14,851,102
                                                  -------------   --------------

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED


                                                    Restated
                                                    March 31,        March 31,
                                                      2008             2007
                                                  -------------   --------------

Net Sales                                         $   4,257,936   $     251,978

Cost Of Sales                                         2,948,394         239,231
                                                  -------------   --------------

Gross Margin                                          1,309,542          12,747
                                                  -------------   --------------

Operating Expenses:

Selling and Administrative                            1,243,986          72,927

Depreciation and Amortization                           360,409          17,126
                                                  -------------   --------------

Total Operating Expenese                              1,604,395          90,053
                                                  -------------   --------------

Income (Loss) from Operations Before Interest     $    (294,853)  $     (77,306)

Interest Expense                                        436,172          29,054
                                                  -------------   --------------

Net (Loss) before Income Taxes                    $    (731,025)  $    (106,360)

Provision for Income Taxes                                    -               -
                                                  -------------   --------------

Net (Loss)                                        $    (731,025)  $    (106,360)
                                                  -------------   --------------

Net (Loss) Per Share                              $       (0.02)  $       (0.00)
                                                  -------------   --------------

Weighted Average Shares Outstanding                  36,620,707      24,136,601
                                                  -------------   --------------

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED),
                               THREE MONTHS ENDED


                                                     Restated
                                                     March 31,       March 31,
                                                       2008            2007
                                                  -------------   --------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
   Net (Loss)                                     $    (731,025)  $    (106,360)
                                                  -------------   --------------
   Adjustments to reconcile net (loss) to
    net cash used in operations:
     Depreciation and amortization                      360,409          17,126
     Debt Discount Amortization                         224,680               -
     (Increase) decrease in assets:
         Accounts receivable                           (720,824)        (46,818)
         Other current assets                           (46,858)        (46,250)
     Increase (decrease) in liabilities:
         Accounts payable                               360,512           3,152
         Other current liabilities                     (102,065)         13,131
         Short Term Notes payable                      (202,351)         50,000
                                                  -------------   --------------
              Total adjustments                        (126,497)         (9,659)
                                                  -------------   --------------
    Net cash flows used in operating activities        (857,522)       (116,019)
                                                  -------------   --------------

CASH FLOWS INVESTING  ACTIVITIES:
         Purchase of property, plant and
           equipment                                   (180,257)         (3,159)
         Purchase of hospital contracts                                (407,931)
                                                  -------------   --------------

    Net cash used in investing activities              (180,257)       (411,090)
                                                  -------------   --------------

CASH FLOWS FINANCING ACTIVITIES:
         Proceeds from preferred stock issued                 -         537,499
         Proceeds from long-term debt                   875,000               -
         Proceeds from note receviable                   26,967               -
                                                  -------------   --------------

   Net cash flows provided by financing
     activities                                         901,967         537,499
                                                  -------------   --------------

NET (DECREASE) INCREASE IN CASH                        (135,812)         10,390

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          404,003           1,690
                                                  -------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $     268,191   $      12,080
                                                  -------------   --------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest, net                                  $     204,980   $           -
                                                  -------------   --------------

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

         Cash Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established. The allowance for bad debts was $420,000 as of March 31, 2008..

         Inventories/Supplies - The Company values inventory in accordance with the First in First out Method. Inventory consists of televisions for resale, miscellaneous television system piece parts and supplies associated with the television equipment business. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand and new product designs.

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

Note 2 - FINANCIAL STATEMENT RESTATEMENTS

Fiscal 2007
--------------------------------------------------------------------------------

         During fiscal 2007, the Company changed its accounting for patient service revenue from the cash method to the accrual method in accordance with SFAC 5. This correction resulted in an increase in revenue of approximately $837,000 and an increase in operating profit of approximately $142,000 for the year ended December 31, 2007. The correction also increased revenue by $381,703 for the quarter ended March 31, 2008.

         The Company also incorrectly accounted for some aspects of the Dutchess financing transaction. Errors were made in properly accounting for the preferred conversion feature and the sale of warrants and the calculation of the debt issuance balance. These corrections resulted in an increase in paid in capital of $3,061,381, establishing a debt discount balance of $3,061,381and increasing the debt issuance balance by approximately $265,000. These corrections resulted in an increase in interest expense of approximately $224,000 during the period ended March 31, 2008 and an increase in amortization expense of approximately $59,000 for the same period.

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

         The following table summarizes the fair values of assets acquired and liabilities assumed:

                                                                    Restated
                                                                 --------------

         Inventories                                             $      90,000
         A/ R   $1,059,000
         Other current assets                                    $      15,000

         Property and equipment                                  $   2,173,000
         Hospital Contracts                                      $   2,654,000
         Other assets                                            $      55,000
         Accounts payable and accrued liabilities                $  (2,746,000)
                                                                 --------------

         Total Purchase Price                                    $   3,300,000
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

Note 3 - INVESTMENTS

         During April 2007 the Company acquired a 9% minority interest in Virtual Nurse, Inc. and in March 2007, acquired a 9% minority interest in OmniCast, Inc.

Virtual Nurse, Inc

         The Company acquired a 9% interest in Virtual Nurse, Inc. for $375,000 in common stock. The investment was valued at $.50 per share, in an arm's length transaction, which represented the average market price at the time the transaction occurred. Virtual Nurse's mission is to provide healthcare organizations with efficient, cost-effective nursing solutions. It offers the highest quality of care through experienced, skilled, productive, and motivated nurses who benefit from the convenience of working at home on a flexible time schedule. As a result, it is able to give healthcare facilities assurance that every patient receives condition-specific education before entering their facilities and ensure that every assessment has been carefully documented and delivered on time.

         The investment allowed the Company to enter into an exclusive joint marketing relationship which will allow Patient Portal access to the customer base of Virtual Nurse. The agreement also provides for the Company to market the Virtual Nurse platform to its customer base.

OmniCast, Inc.

         The Company acquired a 9% interest in OmniCast, Inc. for $1,100,000 in common stock. The investment was valued at $.50 per share, in an arm's length transaction, which represented the average market price at the time the transaction occurred. Omnicast, Inc. is a leading-edge technology and media provider that offers a variety of customized education and entertainment solutions for the healthcare industry.

         The investment in OmniCast followed the execution of an exclusive license agreement, between OmniCast and Patient Portal Technologies, for the HealthCast platform. This platform serves as a critical element of the Company's strategy to management patient information and content flow before, during and after hospital care.

Note 4 - PROPERTY, PLANT & EQUIPMENT

         Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifteen years. Property and equipment consist of the following at March 31, 2008 and December 31, 2007.

                                                    Restated       Restated
                                                 --------------  --------------
                                                    March 31,     December 31,
                                                      2008           2007
                                                 --------------  --------------

Television sets/system installations, equipment  $   2,4621,851  $   2,401,401
Computer equipment and Software                         853,210        822,288
Office equipment                                        322,711        233,826
                                                 --------------  --------------
                                                      3,637,772      3,457,515
Accumulated depreciation                                332,255        189,632
                                                 --------------  --------------
Total                                            $    3,305,517  $   3,267,882
                                                 ==============  ==============

Note 5 - INTANGIBLE ASSETS

         In accordance with SFAS No. 142 the Company's intangible assets are amortized over the anticipated useful life of the assets. At the end of March 31, 2008 there was a balance of $6,478,942 in intangible assets which reflected the unamortized portion of multiyear hospital contracts purchased during 2007. The contracts are being amortized over a 120 month period using the straight line method. See note 3. A summary of the balance at March 31, 2008 and December 31, 2007 follows:

                                                    Restated       Restated
                                                 --------------  --------------
                                                    March 31,     December 31,
                                                      2008           2007
                                                 --------------  --------------

                Hospital Contracts               $    6,895,156  $    6,895,156
                Accumulated Amortization                416,214         243,837
                                                 --------------  --------------

                Total                            $    6,478,942  $    6,651,319
                                                 ==============  ==============

         The amortization expense for the period ended March 31, 2008 was $172,377 and for 2007 was $243,837. The estimated annual amortization for the next five years will be $689,508.

Note 6 - LONG TERM DEBT

         Long-term debt consists of the following:

                                                    Restated       Restated
                                                 --------------  --------------
                                                    March 31,     December 31,
                                                      2008           2007
                                                 --------------  --------------

                12% Convertible Debenture        $    7,000,000  $    7,000,000
                Line Of Credit                          750,000
                Other Long-term Debt                    575,000         450,000
                                                 --------------  --------------

                                                      8,325,000       7,450,000

                Less: Current portion
                  of long-term debt                   1,316,597         943,118
                Debt Discount                         2,836,701       3,061,381
                                                 --------------  --------------

                                                 $    4,171,702  $    3,455,501
                                                 ==============  ==============

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

         Line of Credit - $750,000 line of credit from Five Star Bank, payments of monthly interest only at prime plus 0.5%

Note 7 - COMMITMENTS AND CONTINGENCIES

         Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. At March 31, 2008 under the long-term real estate leases, totaled approximately $1.8 Million.

         Employment Agreements - As of March 31, 2008, the Company had two key management Employment Agreement in effect.

         Litigation - From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

         Warrants and Options - As of March 31, 2008, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

Description                Number            Exercise Price      Expiration
------------------     ----------------   ------------------ ---------------
Class "A" Warrants               365,000    $            2.00     12/31/11
Class "B" Warrants               365,000    $            3.00     12/31/11
Class "C" Warrants               365,000    $            4.00     12/31/11
Class "D" Warrants             3,650,000    $             .50     12/31/09
Dutchess Warrants (A)         22,826,086    $             .46     11/01/12

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

Note 8 - FAIR VALUE MEASUREMENTS

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

         Additionally, on November 4, 2007 the company acquired 100% of the common stock of TB&A Hospital Television, Inc. As of December 31, 2007, these are the only operating subsidiaries of the Company. The results of operations for the three months ended March 31, 2008 is the first full reporting period which reflects the business operations of our TB&A subsidiary and as well as revenues from the additional hospital service contracts we acquired in November, 2007.

         Management expects that a significant increase in revenues and liquidity will be reported in calendar year 2008 as the results of these newly-acquired operations are reported on a quarterly and full-year basis, commencing with the quarterly results and comparisons for this first quarter of 2008.

Three Months Ended March 31, 2008 vs. March 31, 2007
----------------------------------------------------

         The Company reported revenue of $4,257,936 for the three months ended March 31, 2008 and $251,978 for the comparable period in 2007. This significant increase in revenue is primarily attributable to the acquisition of the Company's TB&A Hospital Television, Inc. subsidiary in November, 2007, as well as acquisition and development of additional hospital service contracts throughout calendar year 2007 and the first quarter of 2008.

         Cost of sales for the three months ended March 31, 2008 were $2,948,394 as compared to cost of sales of $239,231 during the same period in 2007.

         Selling and Administrative expenses were $1,243,986 for the three months ended March 31, 2008 as compared to $72,927 in 2007.These increases are due primarily to first-year and start-up costs associated with our newly-acquired hospital service contracts, costs associated with the acquisition of our TB&A Hospital Television, Inc. subsidiary, and increased staffing and overhead costs resulting from our growth in operations and revenue. These expenses as a percentage of revenue will decrease significantly in 2008 as the increases in revenue from our November, 2007 acquisitions are reflected on a quarterly and full-year basis.

         Interest costs were $436,756 for the three months ended March 31, 2008 compared to $29,054 in 2007. This increase in interest costs is due to the additional interest expense as a result of the Dutchess financing which closed on November 4, 2007.

         The Company reported a net loss of ($731,025) for the three months ended March 31, 2008 as compared to a net loss of ($106,390) during the same period in 2007. This represents a loss per share of ($.02) for the three months ended March 31, 2008 as compared to a loss per share of $(.00) for the same period in 2007.

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

         Selling and marketing expenses were $90,053 for the three months ended March 31, 2007, and Administrative Expenses were $29,054.

         The Company reported a net loss of ($106,390) for the three month period ended March 31, 2007 as compared to a net loss of $36,500) during the three months ended March 31, 2006. This represents a loss per share of $.01 for the three months ended March 31, 2007 as compared to a loss per share of $.01 for the three months ended March 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred a net loss of ($401,408) during the year ended December 31, 2006 and ($731,025) during the three months ended December 31, 2008. The Company plans to raise more capital through public or private financing, through the issuance of its common stock, the issuance of debt instruments, including debt convertible to equity, or otherwise attain financing, which if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. However, management expects that the acquisitions in November, 2007 of our TB&A Hospital Television, Inc. subsidiary and revenues from the additional hospital service contracts will, when results of operations are reported on a quarterly and annual basis for calendar year 2008, significantly increase the revenues, profitability, and liquidity of the Company.

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

                           PART II - OTHER INFORMATION

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

                                         Patient Portal Technologies, Inc.

Dated: November 10, 2008
                                         By: /s/ KEVIN KELLY
                                         ----------------------------
                                         Kevin Kelly, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                           DATE
-------------------------------------------------------------------------------

By: /s/ KEVIN KELLY                    CEO, President,               11/10/08
    -----------------------            Chairman of the
     Kevin Kelly                       Board of Directors


By: /s/ THOMAS HAGAN                   Acting Chief Financial
    -----------------------            Officer, Director             11/10/08
     Thomas Hagan


By: /s/ ROUNSEVELLE W. SCHAUM          Director                      11/10/08
    -----------------------
     Rounsevelle W. Schaum

--------------------------------------------------------------------------------