Form 10-Q/A
period 2008-06-30
Patient Portal Technologies, Inc.
filed 2008-11-18
CIK 1240093

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A (1)

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large  accelerated  filer |_|                      Accelerated filer |_|
Non-accelerated filer o|_|                         Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of June 30, 2008, there were 36,821,257 shares of common stock, $.001 par value per share, outstanding.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

           PART I - Financial Information

Item 1.      Condensed Consolidated Financial Statements                      1

Item 2.      Management's Discussion and Analysis of Financial               14
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                                     24

Item 4T.     Controls and Procedures                                         24


           PART II - Other Information


Item 1.      Legal Proceedings                                               25

Item 4.      Submission of Matters to a Vote of Security Holders             25

Item 6.      Exhibits                                                        25

Signatures                                                                   26

                          Part I. Financial Information


Item 1.          Condensed Consolidated Financial Statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                                   (Unaudited)
                                                    Restated         Restated
                                                    June 30,       December 31,
             ASSETS                                   2008             2007
--------------------------------------            -------------   --------------

Cash                                              $      33,903   $     404,003
Accounts Receivable, net                              2,523,908       1,794,553
Prepaids                                                 82,398          20,350
Other                                                    84,455          83,111
                                                  -------------   --------------
TOTAL CURRENT ASSETS                               $  2,724,664   $   2,302,018

Property, Plant & Equipment                           3,441,649       3,267,882
Investments                                           1,475,000       1,475,000
Hospital Contracts, Net                               6,306,565       6,651,319
Debt Issuance Costs                                     787,098         877,916
Note Receviable                                         250,000         276,967
                                                  -------------   --------------
TOTAL ASSETS                                      $  14,984,975   $  14,851,102
                                                  -------------   --------------


       LIABILITIES AND CAPITAL
--------------------------------------
Accounts Payable                                  $   1,568,289   $   1,162,856
Current Portion - LTD                                 1,472,604         943,118
Current Portion - Leases                                 62,221               -
Accrued Expenses                                        944,325       1,245,249
Notes Payable - Current                                 427,317         629,668
                                                  -------------   --------------
TOTAL CURRENT LIABILITIES                         $   4,474,757   $   3,980,891

Long Term Debt, net of discount                       4,010,560       3,445,501
Long Term Leases                                        178,931               -
                                                  -------------   --------------
TOTAL LIABILITIES                                 $   8,664,248   $   7,426,392
                                                  -------------   --------------

         STOCKHOLDER'S EQUITY
--------------------------------------
Redeemable Preferred Stock , $.01 par value
authorized 1,000,000: 55,000 (June 30, 2008)
and 55,000 (Dec 31, 2007) issued and
outstanding                                                 550             550

Common Stock, $.001 par value, authorized
100,000,000: 36,821,257 (June 30, 2008)
and 36,620,707 (Dec 31, 2007) issued and
outstanding                                              36,822          36,621
Additional Paid in Capital                            9,035,364       8,935,290
Additional Paid In Capital - Warrants                   913,043         913,043
Retained Deficit                                     (3,665,052)     (2,460,794)
                                                  -------------   --------------
TOTAL STOCKHOLDER'S EQUITY                        $   6,320,727   $   7,424,710
                                                  -------------   --------------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                              $  14,984,975   $  14,851,102
                                                  -------------   --------------


          See notes to the condensed consolidated financial statements


                         PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                       Three Months Ended               Six Months Ended
                                           June 30,                         June 30,
                                          (Unaudited)                      (Unaudited)
                                    Restated                         Restated
                                      2008            2007             2008             2007
                                  -------------   -------------   --------------   -------------
Net Sales                         $   4,495,470   $     391,856   $    8,753,406   $    634,834

Cost Of Sales                         2,851,426         273,384        5,799,821        469,068
                                  -------------   -------------   --------------   -------------

Gross Margin                      $   1,644,044   $     118,472   $    2,953,586   $    165,766
                                  -------------   -------------   --------------   -------------

Operating Expenses:

Selling and Administrative            1,299,749         204,407        2,543,151        288,384
Depreciation and Amortization           353,594          95,253          714,003        173,718
                                  -------------   -------------   --------------   -------------
Total Operating Expenese              1,653,344         299,660        3,257,154        462,102
                                  -------------   -------------   --------------   -------------

Income (Loss) from Operations
  Before Interest                 $      (9,300)  $    (181,188)  $     (303,568)  $   (296,336)

Interest Expense                        463,933           1,693          900,690          1,693
                                  -------------   -------------   --------------   -------------

Net (Loss) before Income Taxes         (473,233)       (182,881)      (1,204,258)      (298,029)
Provision for Income Taxes                    -               -                -               -
                                  -------------   -------------   --------------   -------------

Net (Loss)                        $    (473,233)  $    (182,881)  $   (1,204,258)  $   (298,029)
                                  -------------   -------------   --------------   -------------

Net (Loss) Per Share              $       (0.01)  $       (0.01)  $        (0.03)  $      (0.01)
                                  -------------   -------------   --------------   -------------

Weighted Average Shares
  Outstanding                        36,687,557      25,286,601       36,687,557     25,286,601
                                  -------------   -------------   --------------   -------------

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED),
                                SIX MONTHS ENDED



                                                             June 30,
                                                            (Unaudited)
                                                     Restated
                                                       2008             2007
                                                  -------------   --------------

CASH FLOWS FROM OPERATING  ACTIVITIES:
   Net (Loss)                                     $  (1,204,258)  $    (298,029)
                                                  -------------   --------------
   Adjustments to reconcile net (loss) to net
    cash used in operations:
     Depreciation and amortization                      714,003         173,718
     Debt Discount Amortization                         449,360               -
     (Increase) decrease in assets:
         Accounts receivable                           (729,355)         (1,935)
         Other current assets                           (63,392)        (70,413)
     Increase (decrease) in liabilities:
         Accounts payable                               405,434         (18,704)
         Other current liabilities                     (300,924)         13,131
         Short term notes payable                      (175,384)         50,000
                                                  -------------   --------------
              Total adjustments                         299,742         145,797
                                                  -------------   --------------
    Net cash flows (used) in operating
      activities                                       (904,516)       (152,232)
                                                  -------------   --------------

CASH FLOWS INVESTING  ACTIVITIES:
         Purchase of property, plant and
           equipment                                   (422,508)         (3,159)
         Purchase of hospital contracts                       -      (1,444,472)
                                                  -------------   --------------
    Net cash (used) in investing activities            (422,508)     (1,447,631)
                                                  -------------   --------------

CASH FLOWS FINANCING  ACTIVITIES:
         Proceeds from preferred stock issued                 -               -
         Proceeds from common stock issued              100,275       1,628,472
         Proceeds from long-term debt and
           leases                                     1,086,464               -
         Payments on long-term Debt                    (229,815)              -
                                                  -------------   --------------
   Net cash flows provided by financing
     activities                                         956,924       1,628,472
                                                  -------------   --------------

NET (DECREASE) INCREASE IN CASH                        (370,100)         28,609
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                404,003          12,080
                                                  -------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $      33,903   $      40,689
                                                  -------------   --------------

Supplemental disclosure of cash flow
  information:
Cash paid during the period for:
   Interest, net                                  $     451,330   $       1,693
                                                  -------------   --------------



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

         Cash Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established. The allowance for bad debts was $420,000 as of June 30, 2008.

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

Note 5 - PROPERTY, PLANT & EQUIPMENT

         Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifteen years. Property and equipment consist of the following at June 30, 2008 and December 31, 2007.

                                                     June 30,      December 31,
                                                       2008            2007
                                                  -------------   --------------

Television sets/system installations,
  equipment                                       $   2,701,790   $   2,401,401
Computer equipment and Software                         881,171         822,288
Office equipment                                        297,061         233,826
                                                  -------------   --------------
                                                      3,880,022       3,457,515
Accumulated depreciation                                438,373         189,632
                                                  -------------   --------------
Total                                             $   3,441,649   $   3,267,882
                                                  =============   ==============

Note 6 - INTANGIBLE ASSETS

         In accordance with SFAS No. 142 the Company's intangible assets are being amortized over the anticipated useful life of the assets. At the end of June 30, 2008 there was a balance of $6,306,565 in intangible assets which reflected the unamortized portion of multiyear hospital contracts purchased during 2007. The contracts are being amortized over a 120 month period using the straight line method. See note 3. A summary of the balance at June 30, 2008 and December 31, 2007 follows:

                                                     June 30,      December 31,
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
                                                  =============   ==============

         The amortization expense for the three and six month periods ended June 30, 2008 was $ 172,377 and $344,754 and for 2007 was $243,837. The estimated annual amortization for the next five years will be $689,508.

Note 7 - LONG TERM DEBT

         Long-term debt consists of the following:

                                                    June 30,       December 31,
                                                      2008             2007
                                                  -------------   --------------

             12% Convertible Debenture            $   6,770,185   $   7,000,000
             Line Of Credit                             750,000
             Other Long-term Debt                       575,000         450,000
                                                  -------------   --------------

                                                      8,095,185       7,450,000

    Less: Current portion of long-term debt           1,472,604         943,118
              Debt Discount                           2,612,021       3,061,381
                                                  -------------   --------------

                                                  $   4,010,560   $   3,455,501
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

         Line of Credit - $750,000 line of credit from Five Star Bank, payments of monthly interest only at prime plus 0.5%

Note 8     COMMITMENTS AND CONTINGENCIES

         Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. At September 30, 2008 future lease payments, under the long-term real estate leases, totaled approximately $1.6 Million.

         Employment Agreements - As of June 30, 2008, the Company had two employment agreements in effect for senior executives involved with overseeing the operations of T B & A.

         Litigation - From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

         Warrants and Options - As of June 30, 2008, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:


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

Three months ended June 30, 2008 compared with three months ended June 30, 2007

         Net sales for the three month period ended June 30, 2008 were $ 4,495,470, reflecting an increase of $4,103,614 over the net sales of $391,856 for the comparable three month period ended June 30, 2007.

         Cost of sales as a percentage of net sales for the three months ended June 30, 2008 was 63.4 % compared to 69.7 % for the comparable 2007 period, a decrease of 6.2%. The decrease was largely due to the mix of products and services between the two periods.

         Sales and administrative expenses for the three month period ended June 30, 2008 were $1,299,749, an increase of $ 1,095,342 over the comparable 2007 period amount of $204,407. This increase in 2008 was primarily due to the full operations and activity associated with the integration of pervious acquired assets as well as TB & A.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

         Net sales for the six month period ended June 30, 2008 were $ 8,753,406, reflecting an increase of $ 8,118,572 over the net sales of $ 634,834 for the comparable six month period ended June 30, 2007

         Cost of sales as a percentage of net sales for the six months ended June 30, 2008 was 66.2% compared to 74% for the comparable 2007 period, an increase of almost 8%. The decrease was largely due to the mix of products and services sold during the period.

         Sales and administrative expenses for the six month period ended June 30, 2008 were $2,543,151, an increase of $2,254,767 over the comparable 2007 period amount of $288,384. The increase in 2008 was primarily due to full operations of and activity associated with the integration of previous acquired assets and TB & A.

Liquidity and Capital Resources

         The Company had working capital of ($ 1,750,093) and ($ 1,678,873) at June 30, 2008 and December 31, 2007, respectively. Working capital decreased by almost $70,000 during the period due to the following items: Cash decreased approximately $370,000; accounts payable increased approximately $400,000, accounts receivable increased by approximately $729,000 and other liabilities decreased by $503,000. Total cash balances at June 30, 2008 were $ 33,902 compared to $404,003 at December 31, 2007.

         As shown in the above financial statements, the Company incurred a net loss of ($2,059,386) during the year ended December 31, 2007 and ($1,204,258) during the six months ended June 30, 2008. The Company has been successful in raising capital through public or private financing, through the issuance of its common stock and the issuance of debt instruments, including debt convertible to equity. In the future it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the company can obtain more capital, it cannot be assured to ultimately attain profitability. However, operational performance during 2008 has been significantly improved over 2007 and management expects that trend to continue into 2009.

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


Item 4.   Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on June 11, 2008 with 36,821,257 shares eligible to vote. The presence of a quorum was reached and the following proposals were approved by the stockholders:

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