Form 10-K/A
period 2007-12-31
Patient Portal Technologies, Inc.
filed 2009-04-07
CIK 1240093

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A (4)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2007
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

Statements of  Stockholders' Equity December 31,
2007 and December 31, 2006                                                 F-7,8

Notes to Financial Statements                                        F-9 to F-16

The Board of Directors
Patient Portal Technologies, Inc.
Baldwinsville, New York


             REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

I have audited the balance sheet of Patient Portal Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Patient Portal Technologies, Inc. and subsidiaries as of December 31, 2006 were audited by other auditors whose report dated November 5, 2008, expressed an unqualified opinion with an explanatory note as it affects going concern.

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

Walden Certified Public Accountant, P.A.
Sunny Isles, Fl
Dated: November 5, 2008

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
                                                    =============  =============


               See notes to the consolidated financial statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                      Restated
                                                        2007            2006
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                $  (2,059,386) $   (401,408)
                                                    -------------  -------------
   Adjustments to reconcile net income (loss)
     to net cash provided by operations:
     Common stock and Warrants issued for services        772,416             -
     Depreciation and amortization                        463,692             -
     (Increase) decrease in assets:
         Accounts receivable                             (691,601)       (1,202)
         Other current assets                              12,277       (27,500)
     Increase (decrease) in liabilities:
         Accounts payable                                  52,774        34,255
         Other current liabilities                        838,500        13,131
                                                    -------------  -------------
              Total adjustments                         1,448,057        18,684
                                                    -------------  -------------
NET CASH FLOWS PROVIDED (USED) BY OPERATING
ACTIVITIES                                               (611,329)     (382,724)
                                                    -------------  -------------

CASH FLOWS INVESTING ACTIVITIES:
     Purchase of property, plant and equipment           (462,152)     (876,755)
     Purchase of hospital contracts                    (2,414,958)
     Purchase of TB & A                                (3,000,000)
                                                    -------------  -------------
NET CASH FLOWS (USED IN) INVESTING ACTIVITIES          (5,877,110)     (876,755)
                                                    -------------  -------------

FINANCING ACTIVITIES:
    Proceeds from common stock issued                     987,383       922,252
    Proceeds from long-term debt                        3,938,619
    Deferred loan costs                                  (756,015)
    Proceeds from preferred stock issued                  500,000           600
    Debt Repayment                                       (840,616)
    Notes payable                                                       337,317
    Paid in capital - Warrants                            913,043
    Paid in capital - Beneficial Equity Conversion      2,148,338
                                                    -------------  -------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES         6,890,752     1,260,169
                                                    -------------  -------------

NET INCREASE IN CASH                                      402,313           690
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,690         1,000
                                                    -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $     404,003  $      1,690
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

2.      FINANCIAL STATEMENT RESTATEMENTS

Fiscal 2006
--------------------------------------------------------------------------------
During fiscal year 2006 the Company incorrectly accounted for the acquisition of Patient Portal Technologies, Inc by Patient Portal Connect, Inc. In following the accounting guidance found in SEC Accounting and Disclosure Rules and Practices Staff Learning Manual, reverse takeover accounting should be treated as capital transactions rather than business combinations.

As a result of this correction the paid in capital balance and accumulated deficit balance of the Company were both reduced by $2,432,310. There was no impact on any other line item of the December 31, 2006 balance sheet, statement of operations or consolidated statement of cash flows for the year ended December 31, 2006. There was also no impact on the net loss per share amount for the same period. The paid in capital and retained deficit balances of shareholder equity schedule was also restated to reflect the correction.

The Company also adjusted the number of outstanding common shares issued by 500,000 to properly account for shares that had been previously issued in fiscal 2006. This restatement had no impact on any line items in any of the financial statements or impact on earnings or loss per share except for an increase in the par value amount of $500 and a decrease in the paid in capital amounts of $500.

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

This correction impacted each financial statement line item as follows:

Balance Sheet for period ended December 31, 2007: increased net accounts receivable by approximately $421,000 over previously reported amount; increased accrued expenses by approximately $269,000 and reduced accumulated deficit by $152,000. There were no other impacts on the line items of the balance sheet from this restatement.

Statement of Operations for period ended December 31, 2007: Revenue was increased $837,000; cost of sales increased by approximately $269,000; selling and administrative expenses increased by approximately $416,000 and the operating loss and net loss decreased by approximately $152,000. There were no other impacts on the line items of the statement of operations from this restatement.

Consolidated Statement of Cash Flows for the period ended December 31, 2007:
This restatement impacted the net loss line item by reducing it $152,000; increasing the accounts receivable line item by approximately $421,000 and increasing accrued expenses by approximately $269,000. There were no other impacts on the line items of the statement of cash flows from this restatement.

The Company also incorrectly accounted for some aspects of the Dutchess financing transaction. Errors were made in properly accounting for the preferred conversion feature for the debenture, the sale of warrants and the calculation of the debt issuance balance.

This correction impacted each financial statement line item as follows:

Balance Sheet for period ended December 31, 2007: Increased debt issuance costs by approximately $236,000; reclassification of the debt from short term to long term in the amount of approximately $290,000; reduction in the net amount of long term debt of approximately $3,000,000 due to the creation of a debt discount account as part of the Dutchess transaction; increase in additional paid in capital of $2,148,000 and increase in additional paid in capital - warrants of $913,000. There were no other impacts on the line items of the balance sheet from this restatement.

Statement of Operations for period ended December 31, 2007: There were no impacts from this correction on any statement of operation line items for the period ended December 31, 2007.

Consolidated Statement of Cash Flows for the period ended December 31, 2007; The correction impacted the presentation and classification for long term debt, warrants issued and the preferred debt conversion feature. The result was a reduction in short and long term debt of approximately $3.5 million and an increase in proceeds from warrants issued of approximately $913,000 and proceeds from debt conversion feature of $2.6 million. There were no other impacts on the line items of the statement of cash flows from this restatement.

A correction was made to account for the investments in Omnicast, Inc and Virtual Nurse, Inc. made during 2007. The correction resulted in an increase in paid in capital and a corresponding increase in Investments of approximately $1.475 million. There were no other changes to any other line items in the other financial statements.

The Company also corrected the accounting for the acquisition of TB & A that had been previously done using an incorrect accounting method. The result of this correction had an impact on increasing the bargain purchase to approximately $2.4 million from $1.7 million as well as impact on some of the assets and liability amounts within the balance sheet.

This correction impacted each financial statement line item as follows:

Balance Sheet for period ended December 31, 2007:

This resulted in a reduction of the fixed asset and hospital contracts recorded balances in the amounts of $327,000 and $426,000 respectively, from previously reported balances. The reduced balances resulted in a reduction of depreciation and amortization expense of approximately $15,000 over the previously reported amounts.

There were two calculation errors in the number of outstanding preferred and common stock in the amounts of 25,000 and 80,000 respectively. The correction had an impact of increasing redeemable preferred stock in the balance sheet by $250 and general administrative expenses by $ 35,000. No other line items in any of the financial statements were impacted by this correction.

Lastly, the company incorrectly included non cash items within the December 31, 2007 Statement of Cash Flows. These items were properly moved into Note 3 in accordance with the guidance in SFAS 142. There was no impact on any line item of the balance sheet or statement of operations from these corrections. The following line items were impacted by the changes to the statement of cash flows for the period ended December 31, 2007: purchase of hospital contracts was reduced by approximately $5 million; minority investments were reduced by $1.5 million and stock payments for investments of $3.2 million was eliminated. No other line items were impacted.

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

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         As of December 31, 2007, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

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

         Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control, as defined in Rules 13a-15(e) and 15d - 15(e) of the Exchange Act of 1934, over financial reporting were not effective as of December 31, 2007 due to a material weakness over the review process for accounting entries associated with non recurring and unusual accounting transactions.

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

PATIENT PORTAL TECHNOLOGIES, INC.



April 6, 2009                              by: /s/ KEVIN KELLY
                                               -------------------
                                               Kevin Kelly
                                               President


April 6, 2009                              by: /s/ THOMAS HAGAN
                                               --------------------
                                               Thomas Hagan
                                               Secretary, Acting CFO

--------------------------------------------------------------------------------