Form 10-Q/A
period 2008-03-31
Patient Portal Technologies, Inc.
filed 2009-04-07
CIK 1240093

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 1O-Q/A (2)



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

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED),
                               THREE MONTHS ENDED


                                                     Restated
                                                     March 31,       March 31,
                                                       2008            2007
                                                  -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                     $    (731,025)  $    (106,360)
                                                  -------------   --------------
   Adjustments to reconcile net (loss) to
    net cash used in operations:
     Depreciation and amortization                      360,409          17,126
     Debt Discount Amortization                         224,680               -
     (Increase) decrease in assets:
         Accounts receivable                           (720,824)        (46,818)
         Other current assets                           (46,858)        (46,250)
     Increase (decrease) in liabilities:
         Accounts payable                               360,512           3,152
         Other current liabilities                     (102,065)         13,131
         Short Term Notes payable                      (202,351)         50,000
                                                  -------------   --------------
              Total adjustments                        (126,497)         (9,659)
                                                  -------------   --------------
    Net cash flows used in operating activities        (857,522)       (116,019)
                                                  -------------   --------------

CASH FLOWS INVESTING ACTIVITIES:
         Purchase of property, plant and
           equipment                                   (180,257)         (3,159)
         Purchase of hospital contracts                                (407,931)
                                                  -------------   --------------

    Net cash used in investing activities              (180,257)       (411,090)
                                                  -------------   --------------

CASH FLOWS FINANCING ACTIVITIES:
         Proceeds from preferred stock issued                 -         537,499
         Proceeds from long-term debt                   875,000               -
         Proceeds from note receivable                   26,967               -
                                                  -------------   --------------

   Net cash flows provided by financing
     activities                                         901,967         537,499
                                                  -------------   --------------

NET (DECREASE) INCREASE IN CASH                        (135,812)         10,390

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          404,003           1,690
                                                  -------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $     268,191   $      12,080
                                                  -------------   --------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest, net                                  $     204,980   $           -
                                                  -------------   --------------

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

ITEM 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective. During the third quarter 2008 it was determined that there were weaknesses in the reporting controls that had a material effect on the December 31, 2007 financial statements and subsequent first and second quarter 2008 statements. These weaknesses resulted in the restatement of the financial statements for the periods ended December 31, 2007, March 31, 2008 and June 30, 2008. These weaknesses had to do with the review process over one time or unusual accounting entries. Management has taken corrective action in the third quarter 2008 to establish new controls and review processes to insure that the control environment has been improved and strengthened and to eliminate the potential for these errors to reoccur.

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

                                         Patient Portal Technologies, Inc.

Dated: April 6, 2009
                                         By: /s/ KEVIN KELLY
                                         ----------------------------
                                         Kevin Kelly, President

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                   TITLE                           DATE
-------------------------------------------------------------------------------

By: /s/ KEVIN KELLY                    CEO, President,               04/06/09
    -----------------------            Chairman of the
     Kevin Kelly                       Board of Directors


By: /s/ THOMAS HAGAN                   Acting Chief Financial
    -----------------------            Officer, Director             04/06/09
     Thomas Hagan


By: /s/ ROUNSEVELLE W. SCHAUM          Director                      04/06/09
    -----------------------
     Rounsevelle W. Schaum

--------------------------------------------------------------------------------