Form 10-Q/A
period 2008-06-30
Patient Portal Technologies, Inc.
filed 2009-04-07
CIK 1240093

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A (2)

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

                          Part I. Financial Information


Item 1.          Condensed Consolidated Financial Statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET



                                                   (Unaudited)
                                                    Restated         Restated
                                                    June 30,       December 31,
             ASSETS                                   2008             2007
--------------------------------------            -------------   --------------

Cash                                              $      33,903   $     404,003
Accounts Receivable, net                              2,523,908       1,794,553
Prepaids                                                 82,398          20,350
Other                                                    84,455          83,111
                                                  -------------   --------------
TOTAL CURRENT ASSETS                               $  2,724,664   $   2,302,018

Property, Plant & Equipment                           3,441,649       3,267,882
Investments                                           1,475,000       1,475,000
Hospital Contracts, Net                               6,306,565       6,651,319
Debt Issuance Costs                                     787,098         877,916
Note Receivable                                         250,000         276,967
                                                  -------------   --------------
TOTAL ASSETS                                      $  14,984,975   $  14,851,102
                                                  -------------   --------------


       LIABILITIES AND CAPITAL
--------------------------------------
Accounts Payable                                  $   1,568,289   $   1,162,856
Current Portion - LTD                                 1,472,604         943,118
Current Portion - Leases                                 62,221               -
Accrued Expenses                                        944,325       1,245,249
Notes Payable - Current                                 427,317         629,668
                                                  -------------   --------------
TOTAL CURRENT LIABILITIES                         $   4,474,757   $   3,980,891

Long Term Debt, net of discount                       4,010,560       3,445,501
Long Term Leases                                        178,931               -
                                                  -------------   --------------
TOTAL LIABILITIES                                 $   8,664,248   $   7,426,392
                                                  -------------   --------------

         STOCKHOLDER'S EQUITY
--------------------------------------
Redeemable Preferred Stock , $.01 par value
authorized 1,000,000: 55,000 (June 30, 2008)
and 55,000 (Dec 31, 2007) issued and
outstanding                                                 550             550

Common Stock, $.001 par value, authorized
100,000,000: 36,821,257 (June 30, 2008)
and 36,620,707 (Dec 31, 2007) issued and
outstanding                                              36,822          36,621
Additional Paid in Capital                            9,035,364       8,935,290
Additional Paid In Capital - Warrants                   913,043         913,043
Retained Deficit                                     (3,665,052)     (2,460,794)
                                                  -------------   --------------
TOTAL STOCKHOLDER'S EQUITY                        $   6,320,727   $   7,424,710
                                                  -------------   --------------
TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                              $  14,984,975   $  14,851,102
                                                  -------------   --------------


          See notes to the condensed consolidated financial statements


                         PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                       Three Months Ended               Six Months Ended
                                           June 30,                         June 30,
                                          (Unaudited)                      (Unaudited)
                                    Restated                         Restated
                                      2008            2007             2008             2007
                                  -------------   -------------   --------------   -------------
Net Sales                         $   4,495,470   $     391,856   $    8,753,406   $    634,834

Cost Of Sales                         2,851,426         273,384        5,799,821        469,068
                                  -------------   -------------   --------------   -------------

Gross Margin                      $   1,644,044   $     118,472   $    2,953,586   $    165,766
                                  -------------   -------------   --------------   -------------

Operating Expenses:

Selling and Administrative            1,299,749         204,407        2,543,151        288,384
Depreciation and Amortization           353,594          95,253          714,003        173,718
                                  -------------   -------------   --------------   -------------
Total Operating Expense               1,653,344         299,660        3,257,154        462,102
                                  -------------   -------------   --------------   -------------

Income (Loss) from Operations
  Before Interest                 $      (9,300)  $    (181,188)  $     (303,568)  $   (296,336)

Interest Expense                        463,933           1,693          900,690          1,693
                                  -------------   -------------   --------------   -------------

Net (Loss) before Income Taxes         (473,233)       (182,881)      (1,204,258)      (298,029)
Provision for Income Taxes                    -               -                -               -
                                  -------------   -------------   --------------   -------------

Net (Loss)                        $    (473,233)  $    (182,881)  $   (1,204,258)  $   (298,029)
                                  -------------   -------------   --------------   -------------

Net (Loss) Per Share              $       (0.01)  $       (0.01)  $        (0.03)  $      (0.01)
                                  -------------   -------------   --------------   -------------

Weighted Average Shares
  Outstanding                        36,687,557      25,286,601       36,687,557     25,286,601
                                  -------------   -------------   --------------   -------------

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

Item 4T.  Controls and Procedures

         Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) were not effective. During the third quarter it was determined that there were weaknesses in the reporting controls that had a material effect on the December 31, 2007 financial statements and subsequent first and second quarter 2008 statements. These weaknesses resulted in the restatement of the financial statements for the periods ended December 31, 2007, March 31, 2008 and June 30, 2008. These weaknesses had to do with the review process over one time or unusual accounting entries. Management has taken corrective action in the third quarter 2008 to establish new controls and review processes to insure that the control environment has been improved and strengthened and to eliminate the potential for these errors to reoccur.

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


PATIENT PORTAL TECHNOLOGIES, INC.



By:   /s/ Kevin J. Kelly
      ------------------
      KEVIN J. KELLY
      President, Chief Exec. Officer


Date: April 6, 2009

--------------------------------------------------------------------------------