Form 10-Q/A
period 2008-09-30
Patient Portal Technologies, Inc.
filed 2009-04-07
CIK 1240093

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

                          Part I. Financial Information


Item 1.          Condensed Consolidated Financial Statements

         PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET


                                                   (Unaudited)       Restated
                                                  September 30,    December 31,
           ASSETS                                      2008             2007
        -------------                             -------------   --------------
Cash                                              $     169,446   $     404,003
Accounts Receivable, net                              2,865,479       1,794,553
Prepaids                                                 20,299          20,350
Other                                                   119,312          83,111
                                                  -------------   --------------
TOTAL CURRENT ASSETS                              $   3,174,535   $   2,302,018

Property, Plant & Equipment                           3,543,390       3,267,882
Investments                                           1,475,000       1,475,000
Hospital Contracts, Net                               6,134,187       6,651,319
Debt Issuance Costs                                     741,689         877,916
Note Receivable                                               -         276,967
                                                  -------------   --------------
TOTAL ASSETS                                      $  15,068,802   $  14,851,102
                                                  -------------   --------------


    LIABILITIES AND CAPITAL
-----------------------------------
Accounts Payable                                  $   1,906,975   $   1,162,856
Current Portion - LTD                                 1,472,604         943,118
Current Portion - Leases                                 57,463               -
Accrued Expenses                                        923,613       1,245,249
Notes Payable - Current                                  90,000         629,668
                                                  -------------   --------------
TOTAL CURRENT LIABILITIES                         $   4,450,655   $   3,980,891

Long Term Debt, net of discount                       3,973,639       3,445,501
Long Term Leases                                        212,102               -
                                                  -------------   --------------
TOTAL LIABILITIES                                 $   8,636,396   $   7,426,392
                                                  -------------   --------------

      STOCKHOLDER'S EQUITY
----------------------------------------
Redeemable Preferred Stock,
$.01 par value authorized 1,000,000:
88,333 (Sept 30, 2008) and
55,000 (Dec 31, 2007) issued and
outstanding                                                 883             550

Common Stock, $.001 par value,
authorized 100,000,000: 37,916,257
(Sept 30, 2008) and 36,620,707
(Dec 31, 2007) issued and outstanding                    37,917          36,621
Additional Paid in Capital                            9,452,936       8,935,290
Additional Paid In Capital - Warrants                   913,043         913,043
Retained Deficit                                     (3,972,373)     (2,460,794)
                                                  -------------   --------------
TOTAL STOCKHOLDER'S EQUITY                        $   6,432,406   $   7,424,710
                                                  -------------   --------------
TOTAL LIABILITIES AND
STOCKHOLDER's EQUITY                              $  15,068,802   $  14,851,102
                                                  -------------   --------------



              See notes to the condensed consolidated financial statements


                        PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                        Three Months Ended                Nine Months Ended
                                          September 30,                     September 30,
                                           (Unaudited)                      (Unaudited)
                                      2008            2007             2008            2007
                                  -------------   -------------   --------------   ------------
Net Sales                         $   4,426,130   $     347,421   $   13,179,537   $   991,255

Cost Of Sales                         2,763,537         423,530        8,360,720       892,810
                                  -------------   -------------   --------------   ------------

Gross Margin                      $   1,662,593   $     (76,109)  $    4,818,816   $    98,445
                                  -------------   -------------   --------------   ------------

Operating Expenses:

Selling and Administrative            1,209,293         414,881        3,955,081       703,265
Depreciation and Amortization           291,845         185,002        1,005,848       358,720
                                  -------------   -------------   --------------   ------------
Total Operating Expense               1,501,138         599,883        4,960,929     1,061,985
                                  -------------   -------------   --------------   ------------

Income (Loss) from Operations
  Before Interest                 $     161,455   $    (675,992)  $     (142,113)  $  (963,540)

Interest Expense                        468,777               -        1,369,466         1,693
                                  -------------   -------------   --------------   ------------

Net (Loss) before Income Taxes         (307,321)       (675,992)      (1,511,579)     (965,233)
Provision for Income Taxes                    -               -                -             -
                                  -------------   -------------   --------------   ------------

Net (Loss)                        $    (307,321)  $    (675,992)  $   (1,511,579)  $  (965,233)
                                  -------------   -------------   --------------   ------------

Net (Loss) Per Share              $       (0.01)  $       (0.03)  $        (0.04)  $     (0.04)
                                  -------------   -------------   --------------   ------------

Weighted Average Shares
  Outstanding                        36,777,632      25,721,113       36,777,632    25,721,113
                                  -------------   -------------   --------------   ------------





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

         Cash Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established. The allowance for bad debts was $845,000 as of September 30, 2008.

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

Note 8 - COMMITMENTS AND CONTINGENCIES

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

Note 9 - FAIR VALUE MEASUREMENTS

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

Item 4T.  Controls and Procedures

         Based on their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) are effective. There were changes made to the internal accounting and reporting controls during the third quarter of 2008 that will have a material effect on the control system over financial reporting. During the third quarter it was determined that there were weaknesses in the reporting controls that had a material effect on the December 31, 2007 financial statements and subsequent quarterly 2008 statements. These weaknesses resulted in the restatement of the financial statements for the periods ended December 31, 2007, March 31, 2008 and June 30, 2008. These weaknesses had to do with the review process over one time or unusual accounting entries. Management has taken corrective action to establish new controls and review processes to insure that the control environment has been improved and strengthened and to eliminate the potential for these errors to reoccur.

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