Form 10-K
period 2008-12-31
Patient Portal Technologies, Inc.
filed 2009-04-14
CIK 1240093

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2008.
                         Commission File No. 333-107826

                        PATIENT PORTAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                          02-0656132
--------------------------------                         ---------------------
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

Indicate by check mark whether the Registrant is a shell company [as defined in Rule 12b-2 of the Exchange Act].

Yes:       No:   X
    -----      ------

State issuer's revenues for its most recent fiscal year:  $ 17,952,615

The number of shares of Common Stock outstanding as of April 6, 2009 was 42,951,130. As of such date, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $ 6,400,000 based on the average of the best closing bid and ask prices ($.15) for such common stock as reported on the OTC Bulletin Board on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 28, 2009 which the Company intends to file within 120 days after the end of the Company's fiscal year ended December 31, 2008 are incorporated by reference into Part III hereof.

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

                        Patient Portal Technologies, Inc.
                                   FORM 10-KSB
                       Fiscal Year Ended December 31, 2008



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

         Through this acquisition of PPC, we became a leading provider of innovative technology solutions for healthcare institutions. The Company's products and services are delivered over the Company's state-of-the-art proprietary technology platform. This platform is used by the Company as the delivery system for its services. The Company uses the technology to create a communication portal that allows many third parties to communicate and exchange information in a cost effective way. This solution allows the Company to offer many services that optimize patient satisfaction and outcomes, reduces administrative costs, and maximizes reimbursement for their customers.

         To provide funds for acquisition purposes, on November 1, 2007, the Company entered into a $7,000,000 convertible debenture agreement with Dutchess Private Equities Fund, LTD ("Dutchess"). If Dutchess elects to convert its debentures (the "Debentures") into shares of common stock, par value $0.001 (the "Common Stock") of the Company, the conversion price for their shares of Common Stock is the lower of 85% of the lowest closing bid during the previous twenty day period prior to the conversion or $.46. Part of the financing transaction included issuing warrants to purchase up to 22,826,086 shares of the Company's common stock at a price of $.46 per share. The warrant agreement expires on November 1, 2012. Dutchess' overall ownership in the Company is limited to 4.99% of the then outstanding shares of Common Stock, in accordance with the financing documents. As a result, the number of shares issuable to Dutchess, upon conversion of the Debenture and exercising of its warrants, could potentially be materially adverse to current and potential investors. Although there is a restriction on ownership of 4.99%, Dutchess is free to sell any shares issued to them into the market, thereby enabling Dutchess to systematically convert the remaining Debentures or exercise additional Warrants into shares of Common Stock.

         On March 12, 2009 the Company entered into an agreement with Dutchess Private Equities Fund, Ltd. to restructure all of its outstanding debt with the Company. This transaction will have a material positive impact on both the Company's balance sheet as well as statement of operations on a going forward basis.

         The key aspects of the transaction are as follows: Dutchess will convert all of their outstanding debt, estimated at approximately $6.6 million as of the closing date, return all of their outstanding warrants (22,826,022), and terminate their security interest in the Company's assets; in return for $7.5 million in preferred convertible stock, up to $500,000 in cash, payable within 90 days of the closing and 4% of the outstanding common stock of the Company.

         The preferred stock will have an 8% cumulative dividend payable in cash or additional preferred stock at the Company's option, and be convertible into 35% of the Company's common stock at the option of the holder. The Company also has the right to call up to $1 million of the preferred stock and the holder can put up to $2 million of the preferred stock at the time of a capital raising event.

         On November 2, 2007, the Company acquired 100% of the capital stock of TB&A Hospital Television, Inc. (hereinafter "TB&A") for a cash purchase price of approximately $3,000,000 and credit for some of the existing accounts receivable, estimated at $300,000.. The consideration issued in the stock purchase was determined as a result of arm's-length negotiations between the parties.

         Following this acquisition, the Company is carrying on the business operations of TB&A as a wholly-owned subsidiary. Prior to the stock purchase, there were no material relationships between us and TB&A or any of our respective affiliates, directors or officers, or any associates of the respective officers or directors.

         The Company's offices are located at 8276 Willett Parkway, Suite 200, Baldwinsville, New York 13027. The telephone number is (888) 774-3579. The Company's website is www.patientportal.com.

OUR PLAN OF OPERATIONS

         Our Company, through its operating subsidiaries, Patient Portal Connect, Inc. (PPC) and TB&A Hospital Television, Inc., provides patient centric nonmedical services which improve hospital financial performance. Having developed the industry's newest, leading-edge communication/information platform for the healthcare industry, PPC is poised to capture a significant segment of the multi-billion dollar healthcare market. Its proprietary systems were developed in close coordination with hospital industry partners to provide multi-layer functionality across a wide spectrum of critical patient-centric workflows that result in immediate improvements in cost savings, patient outcomes, and revenue growth for hospitals. Our systems and solutions are designed to integrate with existing hospital systems and processes to improve outcomes in today's healthcare environment.

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

         The Company has adopted a multi year subscription revenue model that is based on patient interactions. We have long term contracts with third parties that pay the Company on a per patient basis based upon a variety of factors. This approach provides the Company with an ability to increase revenue as patient flow and services increase.

PATIENT PORTAL PRODUCTS AND SERVICES

         The healthcare industry is in the midst of dynamic change that is redefining the way healthcare facilities do business. Competition, government scrutiny, and consumer demand for more value present new challenges. Giving good medical care is no longer enough. Healthcare facilities are searching for innovative ways to gain and retain patients as life-long customers. This necessitates implementing immediate changes that focus on improving the patient experience across a full continuum of care, and, for the first time, collecting and managing pertinent, real-time data to measure success and improve profitability.

         Many healthcare facilities are plagued with decentralized workflows and vertical silos of information that create redundant, costly processes, and a disjointed patient experience. There is increasing need to improve education and communication with the patient before, during, and after their medical stay. To accomplish this, facilities need better systems, data management, and information services to assist them in meeting their goals.

         Our strategy is to utilize our proprietary communications technology platform as a basis to gain and improve business relationships, then build upon that platform to integrate more and more services over time, thereby fully leveraging assets and maximizing profitability.

         Our platform integrates with existing communication systems and workflows to present private branded services and information to the patient. Once the patient relationship is established, value is extended beyond the bedside with service offerings before and after a stay. This portal can be utilized by any number of third parties, including healthcare facilities, drug and health companies, patient education services, and family members, which ensures myriad revenue opportunities.

         The core system was created in concert with our healthcare partners in a live laboratory to create solutions that are cost-effective, scalable, and allow for seamless and transparent integration into a facility's legacy systems and culture. Healthcare facilities gain with real-time metrics of all patient activity, which leads to improved medical outcomes, patient satisfaction scores, compliance with government regulations, and, ultimately, higher profits.

         The following is a brief description of some of the principal products and services that we deliver to our customers:

         HealthCast(TM) Patient Network System: In March 2007, we acquired a nine percent interest in Omnicast, Inc. in exchange for 2,950,000 shares of the Company's common stock. Omnicast, Inc. is a leading-edge technology and media provider that offers a variety of customized education and entertainment solutions for the healthcare industry.

         As a part of this agreement, the Company received an exclusive technology license for the newly developed communication portal, HealthCast(TM) Patient Network System. We believe that HealthCast(TM) will fundamentally change the way patient communications are delivered at the bedside, leading to significant revenue opportunities.

         HealthCast(TM) is the first suite of customized hospital television channels that invites viewers to interact with channel programming and delivers condition-specific content directly to a patient's TV, IP phone, or home computer. HealthCast(TM) features an exclusive digital-signage platform that promotes an unparalleled level of communication by simultaneously showing video, an information scroll, and additional customized messaging to a single patient, certain patient groups, or to specific areas of the hospital. HealthCast(TM) is the only patient network that puts the hospital in control of multiple information streams for an unprecedented level of communication and education for patients and families. In addition, HealthCast(TM)'s proprietary platform captures viewing metrics so hospitals can document content delivery for pay-for-performance reimbursement, and commercial sponsors can respond to patient viewing habits. In response to demand from healthcare facilities, we have developed channels for Patient Education, Hospital Foundation, Maternity and New Born Care, Patient Safety, General Information, and Nutrition, in addition to customized, condition-specific content that can be delivered on-demand to patients.

         MedEx(SM): MedEx(SM) Home Delivery offers the patient free home delivery within hours of all prescription medications issued to the patient at discharge and free delivery of all refills, too. With MedEx(SM), we offer a turnkey solution for healthcare facilities that improves the hand-off of prescriptions when patients are discharged and returns all real-time data to the facility and physician for improved medication reconciliation and medication therapy management. The Company controls the private-branded process by deploying its technology to manage the information flow between all stakeholders, in addition to being the primary interface between the healthcare provider, patient, drivers, and pharmacy. This service is provided in conjunction with national pharmacy retailers. MedEx(SM) presents a unique vehicle to extend the patient relationship to the home and opens an array of revenue streams through patient education, aftercare, advertising, and product offerings.

         Instant Response Line: The Instant Response Line is an interactive, live-response solution that enables patients to log a non-medical need that is electronically transferred to an appropriate facitliy department for resolution in a timely fashion. Multiple staff can be notified using various media, and all communications are time stamped and escalated as needed for immediate service recovery. A key element to the success of this system is access to real-time data, which enables administrators to see how quickly and efficiently staff respond and allows for improved strategic planning over time. Instant Response Line provides a single point of contact for all patient problems and leads to greater patient satisfaction. Putting the facitliy in proactive mode improves interdepartmental communication and adds an unparalleled level of customer service for the patient.

         Quick Pulse Surveys: Quick inpatient surveys allow administrators to keep their "finger on the pulse" of what patients are thinking while in house or shortly after returning home. By conducting live surveys with patients while they are still involved in the experience leads to a higher response rate and gives the facility opportunity to proactively respond in real time. This presents a vastly different concept from the standard post-discharge written surveys healthcare facilities typically employ that include a six to eight week delay in data return. Our customized surveys focus on finite issues, allowing the facility to direct specific, timely solutions. These short, flexible surveys are cost effective enough to be repeated frequently, which enables the facility to benchmark data and measure improvements in operational efficiencies over time. Giving administrators real-time access to patient response data is a key differentiator between our service and competing survey services.

VIRTUAL NURSE(TM) MARKETING AGREEMENT

         In April, 2007, we acquired a 9% minority interest in Virtual Nurse, Inc. of Palm Beach Gardens, FL, in exchange for 750,000 shares of the Company's common stock and entered into a joint Marketing Agreement to introduce Patient Portal and Virtual Nurse(TM) services to healthcare institutions throughout the United States.

         Virtual Nurse's mission is to provide healthcare organizations with outsourced pre admission screening and scheduling services provided by using licensed nurse working from their home. After the service is complete the Company provides the healthcare provider with a digital record of the screening. It offers the highest quality of care through experienced, skilled, productive, and motivated nurses who benefit from the convenience of working at home on a flexible time schedule. As a result, it is able to give healthcare facilities assurance that every patient receives condition-specific education before entering their facilities and ensure that every assessment has been carefully documented and delivered on time.

         Virtual Nurse's "PASS" (Pre-Admission Screening Services) program fulfills a critical need in the healthcare industry. As expenditures continue to increase and nursing shortages become greater Virtual Nurse offers the expertise of registered nurses without the challenges or costs of adding on-site staff. Virtual Nurse's RNs perform the administrative medical screening tasks usually conducted by registered nurses in a healthcare facility, with one important distinction: their RNs are dedicated to this service seven days a week, including extended hours, while hospital nurses attempt to contact patients during abbreviated calling hours.

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

         In the future, the Company may make select strategic acquisitions to secure certain technology, people and products which complement or augment overall product and services strategy. Both time-to-market and potential market share growth, among other factors, are considered when evaluating acquisitions of technologies, product lines or companies. Management may acquire and/or dispose of other technologies and products in the future.

         As a technology and services Company, we realize that we must maintain our investment in research and development to design both new, experimental products and marketing campaigns. Management anticipates incurring additional research and development expenditures as its business grows and adequate cash flow becomes available to fund such costs.

EMPLOYEES

         As of March 31, 2009, the Company and its affiliates had approximately 60 full time equivalent employees.

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

Risks Related to Our Company
----------------------------

We Have A Limited History of Operations.

         The Company's present business operations are conducted through its newly-acquired subsidiaries, Patient Portal Connect, Inc. and TB&A Hospital Television, Inc. The Company has only been operating in its current business since 2006 and therefore has a limited history of operations.

We May Need Additional Funding.

         Management believes that is has sufficient cash reserves and acess to capital to satisfy the Company needs for 2009. On March 12, 2009 the Company entered into an agreement with Dutchess Private Equities Fund, Ltd. to restructure all of its outstanding debt with the Company. This transaction will have a material positive impact on both the Company's balance sheet as well as statement of operations on a going forward basis. As an outcome of this transaction, the Company is negotiating with commercial banks to secure additional working capital. However, there can be no assurance that additional funds will not be required for additional working capital purposes during such period or thereafter or that, if required, such funds will then be available on terms satisfactory to the Company, if at all.

We Have Given Dutchess A Security Interest In Certain Property

         As part of the Dutchess financing transaction, we had granted Dutchess a first priority security interest in certain property of the Company to secure the prompt payment, performance and discharge in full of all of Company's obligations under the Debentures. This "first lien" on certain of our assets limited our ability to obtain additional asset-based financing or other types of secured or unsecured debt. As previously indicated we are restructuring the Dutchess transaction and their security interest will be eliminated as part of the transaction. This will allow us to pursue conventional bank financing to support our cash requirements.

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

We Face Significant Competition.

         The Company faces significant competition from a variety of healthcare industry service providers, and may in the future face competition from a variety of potential providers, many of which have or will have considerably larger and greater financial and human resources and marketing capabilities. We believe that we will be able to compete favorably in this competitive marketplace because of our flexibility in responding to changing and emerging markets, our innovative and competitive services and products, our quick response to customer requirements, and our ability to identify, develop, produce and market original products and derivative product concepts.

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

Risks Related to Our Stock Being Publicly Traded
------------------------------------------------

Our stock price may be volatile.

         Our Common Stock has been trading in the public market since 2004. However, throughout our history trading volume has been extremely light. We cannot predict the extent to which a trading market will develop for our Common Stock or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

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

         o Our Certificate of Incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates. Additionally the new class of Preferred Stock to be issued to Dutchess will allow them to appoint three directors of their choosing to the board.

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

Investors may experience substantial dilution if and when Dutchess converts its its soon to be issued new class of Preferred Stock in to common stock. They will have the right to convert the $7.5 million of Preferred Stock in to a 35% ownership interest in the Company's common stock at anytime.

         Under the current agreement Dutchess could convert some or its entire debenture into Common Stock of the Company and exercises its Common Stock Purchase Warrants. Since the conversion price of the Debentures fluctuates at a substantial percentage discount (15%) to fluctuating market prices, the number of shares issuable to Dutchess, upon conversion of the Debentures, is potentially limitless. In other words, the lower the average trading price of the Company's shares at the time of conversion, the greater the number of shares that can be issued to Dutchess. This perceived risk of dilution may cause our shareholders to sell their shares, thus contributing to a downward movement in the Company's stock price. Dutchess' overall ownership at any one moment is limited to 4.9% of the outstanding shares of Common Stock in accordance with the financing documents. However, Dutchess is free to sell any shares into the market, which have been issued to them, thereby enabling Dutchess to convert the remaining Debentures or exercise additional warrants into shares of Common Stock.

Our Common Stock has a small public float and future sales of our Common Stock, may negatively affect the market price of our Common Stock.

         As of April 6, 2009, the most recent trading day in our Common Stock, there were 42,951,130 shares of our Common Stock outstanding, at a closing market price (average of best bid and ask prices) of $.15 for a total market valuation of approximately $ 6,400,000. Our Common Stock has a public float of approximately 25,800,000 shares, which shares are in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These 25,800,000 shares are held by approximately 3,000 shareholders. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales of substantial amounts of Common Stock, including future shares issued upon the exercise of 33,056,136 Common Stock Purchase Warrants, future shares issued upon the exercise of stock options (of which none are outstanding as of April 6, 2009 and 1,000,000 have been reserved for potential future issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

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

         Our Common Stock is quoted on the OTC Bulletin Board under the trading symbol PPRG. The OTCBB is generally considered to be a less efficient market than the established exchanges or the NASDAQ markets. While our Common Stock continues to be quoted on the OTCBB, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our Common Stock, compared to if our securities were traded on NASDAQ or a national exchange. In addition, our Common Stock is subject to certain rules and regulations relating to "penny stocks" (generally defined as any equity security that is not quoted on the NASDAQ Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain "sales practice requirements" for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional "accredited investors"), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealers presumed control over the market. For as long as our securities are subject to the rules on penny stocks, the liquidity of our Common Stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.


ITEM 2.  PROPERTIES

         As of December 31, 2008, the principal property assets of the Company consisted of hospital telecommunications services contracts, furniture, fixtures and computer and network equipment owned by our wholly-owned subsidiaries Patient Portal Connect, Inc. and TB&A Hospital Television, Inc.

         During the year ended December 31, 2008, the Company had no significant equipment leases in effect. The Company maintained office space in three locations under real estate leases: Baldwinsville, NY and Amherst, NY and Jupiter, Fla. The non-cancelable lease payments for the year ended December 31, 2008 were $302,754.00. The future minimum lease payments for the three years ending December 31, 2009, 2010 and 2011 are $272,000.00, $272,000.00 and
$216,000.00 respectively. The future minimum lease payments for years 2012 through 2016 are $216,000.00 through 2015 and $49,500.00 for 2016.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is presently involved in one lawsuit which management believes does not have any merit and will not have a material effect upon the financial condition of the Company. There are no other lawsuits pending nor are any such material legal proceedings anticipated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of securities holders during the three months ended December 31, 2008 (the fourth quarter of the fiscal period covered by this report).

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         (a) The Company's Common Stock was initially listed on the OTC Bulletin Board Market (Current OTCBB Symbol: "PPRG") from July 27, 2005 to January, 2006, and resumed trading on the Bulletin Board from July, 2007 through December, 2008.

                               HIGH       LOW      HIGH      LOW
                                 BID PRICES         ASK PRICES
                             -----------------  -------------------------
Fiscal Year 2007:
-----------------
Quarter Ended 3/31/07        $    .14  $   .08  $    .17  $    .10
Quarter Ended 6/30/07        $   1.45  $   .35  $   1.60  $    .38
Quarter Ended 9/30/07        $    .80  $   .22  $    .90  $    .20
Quarter Ended 12/31/07       $   1.50  $   .15  $   1.75  $    .18

Fiscal Year 2008
----------------
Quarter Ended 3/31/08        $   1.65  $   .30  $   1.75  $    .45
Quarter Ended 6/30/08        $   1.65  $   .80  $   1.75  $    .90
Quarter Ended 9/30/08        $    .81  $   .20  $    .95  $    .25
Quarter Ended 12/31/08       $    .47  $   .13  $    .50  $    .15

         Sales prices do not include commissions or other adjustments to the selling price.

         (b) HOLDERS - As of March 31, 2009, there were approximately 380 shareholders of record of the Company's Common Stock.

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

         (d) WARRANTS AND OPTIONS- As of March 31, 2009, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

                                                               Exercise
Description                                Number    Price    Expiration
                                        ---------------------------------
Class "A" Warrants                          250,000 $   2.00   12/31/11
Class "B" Warrants                          250,000 $   3.00   12/31/11
Class "C" Warrants                          250,000 $   4.00   12/31/11
Class "D" Warrants                        9,480,050 $    .50   12/31/09
Dutchess Warrants                        22,826,086 $    .46   11/01/12

2002 INCENTIVE STOCK OPTION PLAN

         On November 22, 2002, the Shareholders of the Company ratified the Company's "2002 Incentive Stock Option Plan" and reserved 1,000,000 shares for issuance pursuant to said Plan. As of March 31, 2009, no options have been awarded pursuant to this Plan.

RECENT SALES OF UNREGISTERED SECURITIES

         The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-QSB or 8-K, which was not registered under the Securities Act.

         During calendar year 2008 the Company sold 2,846,050 shares of unregistered common stock under a private placement for $ 570,102 and issued 33,333 shares of Series B Preferred Stock for $200,000.00. The preferred stock is convertible into common stock at a ratio of 1 share of preferred for each 10 shares of common stock at the option of the Company or holder.

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

General Discussion on Results of Operations and Analysis of Financial Condition
-------------------------------------------------------------------------------

         We begin our General Discussion and Analysis with a discussion of the Results of Operations for the years ended December 31, 2008 and 2007, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

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

RESULTS OF OPERATIONS
---------------------

         The Company was established in November, 2002. On December 7, 2006, the Company acquired Patient Portal Connect, Inc., and on November 4, 2007 acquired TB&A Hospital Television, Inc. As of December 31, 2008, these are the only operating subsidiaries of the Company. The results of operations for the year ended December 31, 2008 includes the business operations of these subsidiaries and revenues from acquired contracts for the periods subsequent to their acquisition, including hospital contracts acquired in November 2008.

Year Ended December 31, 2008 vs. December 31, 2007
--------------------------------------------------

         The Company reported $ 17,592,615 of revenue for the Year Ended December 31, 2008 and $ 4,705,035 for the comparable period in 2007. This majority of this increase, approximately $11.8 million, is attributable to the full year impact of acquired hospital contracts (from 2007) and the full year of operations from TB&A Hospital Television, Inc. (TB&A). The remaining revenue increase of $1.0 million is from existing customer growth and as well as the addition of new customers.

         Cost of sales for the Year Ended December 31, 2008 was $11,380,147 as compared to cost of sales of $ 3,056,835 during the same period in 2007. This increase followed the increase in revenue over 2007.

         Selling and Administrative expenses were $ 5,231,764 for the Year Ended December 31, 2008 as compared to $2,948,026 in 2007. These expense as a percentage of revenue decreased from 62% in 2007 to 29% in 2008 primarily due to the stabilization of expenses as the Company grew its revenues as well as a reduction of start up and organization of expenses of approximately $1.2 million from 2007 to 2008. We expect these expenses to continue to decline as a percentage of revenue.

         Interest costs were $ 2,093,830 for the Year Ended December 31, 2008 compared to $295,868 in 2007. This increase in interest costs was primarily due to the full year cash and non-m cash interest expense associated with the Dutchess debt.

         The Company reported a net loss of ($2,311,990) for the Year Ended December 31, 2008 as compared to a net loss of ($2,059,386) during the same period in 2007. This represents a loss per share of ($.06) during the Year Ended December 31, 2008 as compared to a loss per share of $ (.08) for the same period in 2007.

Year Ended December 31, 2007 vs. December 31, 2006
--------------------------------------------------

         The Company reported $ 4,705,035 of revenue for the Year Ended December 31, 2007 and $1,609 for the comparable period in 2006. This increase is solely attributable to the acquisition of the Company's Patient Portal Connect, Inc. operating subsidiary in December, 2006 and minimal start-up revenues attributed to this subsidiary during this period. The results for 2006 reflected minimal start up revenues from the new combined entity with Patient Portal Connect, Inc. in December 2006.

         Cost of sales for the Year Ended December 31, 2007 was $ 3,056,835 as compared to cost of sales of $115,332 during the same period in 2006. This increase was attributable to the acquisition of hospital contracts and TB&A during 2007.

         Selling and administrative expenses were $ 2,948,026 for the Year Ended December 31, 2007 as compared to $ 173,449 in 2006. This increase is solely attributable to the full year of operations for the Company.

         Interest costs were $ 295,868 for the Year Ended December 31, 2007 compared to $126,152 in 2006.

         The Company reported a net loss of ($ 2,059,386) for the Year Ended December 31, 2007 as compared to a net loss of ($ 401,408) during the same period in 2006. This represents a loss per share of $(.08) during the Year Ended December 31, 2007 as compared to a loss per share of $(.01) for the same period in 2006.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As shown in the above financial statements, the Company incurred a net loss of ($ 2,059,386) during the year ended December 31, 2007 and ($2,311,990) during the year ended December 31, 2008. The Company has been successful in raising capital through private placements of its equity. It has plans to raise more capital through public or private financing, through the issuance of its common stock and the issuance of debt instruments, including debt convertible to equity. When attaining financing if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the Company can obtain more capital, it cannot be assured to ultimately attain profitability. However, management expects that the acquisitions in November, 2007 of our TB&A Hospital Television, Inc. subsidiary and additional hospital service contracts will continue to increase revenue, profitability and liquidity of the Company.

         SUBSEQUENT EVENTS
         -----------------

         On March 12, 2009 the Company entered into an agreement with Dutchess Private Equities Fund, Ltd. to restructure all of its outstanding debt with the Company. This transaction will have a material positive impact on both the Company's balance sheet as well as statement of operations on a going forward basis.

         The key aspects of the transaction are as follows: Dutchess will convert all of their outstanding debt, estimated at approximately $6.6 million as of the closing date, return all of their outstanding warrants (22,826,022), and terminate their security interest in the Company's assets; in return for $7.5 million in preferred convertible stock, up to $500,000 in cash, payable within 90 days of the closing and 4% of the outstanding common stock of the Company.

         The preferred stock will have an 8% cumulative dividend payable in cash or additional preferred stock at the Company's option, and be convertible into 35% of the Company's common stock at the option of the holder. The Company also has the right to call up to $1 million of the preferred stock and the holder can put up to $2 million of the preferred stock at the time of a capital raising event.

         As part of the transaction the Company is working to finalize an agreement for additional working capital through a commercial bank and is confident that the new bank financing will adequately funds any working capital requirements.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2009 and to continue its product development efforts and adjust its operating structure to reduce losses and ultimately attain profitability. Management's plans in this regard include, but are not limited to, the increase in business operations which it expects from the acquisition of additional retail hospital contracts by our Patient Portal Connect subsidiary and the continuing roll-out of its product line to its existing and future customer base. We also expect to see significant growth in the revenues of our TB&A Hospital Television, Inc. subsidiary during 2009 both through new contracts and through the sale of new flat-screen television equipment to our existing customer base.

         Management believes that actions presently being taken will generate sufficient revenues to provide cash flows from operations and that sufficient capital will be available, when required, to permit the Company to realize its plans. However, there can be no assurance that this will occur. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Because our business is evolving and changing, particularly regarding our recent acquisitions and the Dutchess restructuring transaction, our future operating cash flows will be significantly increased from past results, and past operations are not a good gauge for anticipating future operations.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of The Independent Registered Public Accountant                    F-1,2

Balance Sheets as of December 31, 2008 and December 31, 2007                F-3

Statements of Operations for the two years ended December 31,
2008 and 2007                                                               F-4

Statements of Cash Flows for the two years ended December 31,
2008 and 2007                                                               F-5

Statements of Stockholders' Equity December 31, 2008 and
December 31, 2007                                                         F-6,7

Notes to Financial Statements                                       F-8 to F-16

The Board of Directors
Patient Portal Technologies, Inc.
Baldwinsville, New York


             REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

I have audited the balance sheet of Patient Portal Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining on test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Patient Portal Technologies, Inc. and subsidiaries at December 31, 2008 and December 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2008 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of internal control over financial reporting as of December 31, 2008, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 8, 2008 expressed in unqualified opinion (attached) on management's assessment that Patient Portal Technologies, Inc. and subsidiaries maintains effective internal control and an unqualified opinion that internal control was effective.

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

/s/ Harris F. Rattray
---------------------
Harris F. Rattray CPA
Pembroke Pines, Florida
April 10, 2009

                 REPORT OF INDEPENDENT REGISTERED PUBLIC COMPANY
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  The shareholders and Board of Directors of Patient Portal Technologies, Inc.

I have audited Patient Portal Technologies, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patient Portal Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. My responsibility is to express an opinion on the Company's internal control over financial reporting based on my audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In my opinion, Patient Portal Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patient Portal Technologies, Inc. as of December 31, 2008 and December 31, 2007 and my report expressed an unqualified opinion thereon.

/s/ Harris F Rattray
--------------------
Certified Public Accountant

Pembroke Pines, Florida
April 10, 2009

                 PATIENT PORTAL TECHNOLOGIES,INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,

                                       ASSETS                         Restated
                                                        2008            2007
                                                    ------------   -------------

Cash                                                $    411,229   $    404,003
Accounts Receivable, net                               2,046,836      1,794,553
Prepaid Expenses                                          54,919         20,350
Other                                                    292,416         83,111
                                                    ------------   -------------
TOTAL CURRENT ASSETS                                $  2,805,400   $  2,302,018
                                                    ------------   -------------

Property, Plant & Equipment, net                       4,355,532      3,267,882
Investments                                            1,475,000      1,475,000
Hospital Contracts, Net                                7,692,452      6,651,319
Debt Issuance Costs                                      696,280        877,916
Note Receivable                                                -        276,967
                                                    ------------   -------------
TOTAL ASSETS                                        $ 17,024,664   $ 14,851,102
                                                    ------------   -------------

                       LIABILITIES AND STOCKHOLDERS EQUITY

Accounts Payable                                    $  3,320,317   $  1,162,856
Current Portion - LTD                                  1,409,597        943,118
Current Portion - Leases                                 127,581              -
Accrued Expenses                                       1,336,675      1,245,249
Notes Payable - Current                                1,065,000        629,668
                                                    ------------   -------------
TOTAL CURRENT LIABILITIES                           $  7,259,170   $  3,980,891
                                                    ------------   -------------

Long Term Debt, net of discount                        3,584,413      3,445,501
Long Term Leases                                         298,259              -
                                                    ------------   -------------
TOTAL LIABILITIES                                   $ 11,141,842   $  7,426,392
                                                    ------------   -------------

Redeemable Preferred Stock , $.01 par value
authorized 1,000,000: 88,333 (Dec 31, 2008) and
55,000 (Dec 31, 2007) issued and outstanding                 883            550

Common Stock, $.001 par value, authorized
100,000,000: 39,466,757 (Dec 30, 2008) and
36,620,707 (Dec 31, 2007) issued and outstanding          39,467         36,621
Additional Paid in Capital                             9,702,213      8,935,290
Additional Paid In Capital - Warrants                    913,043         913043
Retained Deficit                                      (4,772,784)    (2,460,794)
                                                    ------------   -------------
TOTAL STOCKHOLDER'S EQUITY                          $  5,882,822   $  7,424,710
                                                    ------------   -------------

TOTAL LIABILITIES AND
STOCKHOLDER's EQUITY                                $ 17,024,664   $ 14,851,102
                                                    ------------   -------------


               See notes to the consolidated financial statements

                 PATIENT PORTAL TECHNOLOGIES,INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31,


                                                                     Restated
                                                        2008           2007
                                                    ------------   -------------

NET SALES                                           $ 17,952,615   $  4,705,035

COST OF SALES                                         11,380,147      3,056,835
                                                    ------------   -------------
GROSS PROFIT                                           6,572,468      1,648,200
                                                    ------------   -------------

DIRECT OPERATING EXPENSES:
  Selling and Administrative                           5,231,764      2,948,026
  Depreciation and Amortization                        1,542,736        463,692
                                                    ------------   -------------
TOTAL OPERATING EXPENSES                               6,774,500      3,411,718
                                                    ------------   -------------

(LOSS) FROM OPERATIONS BEFORE
   OTHER INCOME AND EXPENSE                             (202,032)    (1,763,518)

OTHER INCOME AND EXPENSE
  Interest Expense                                     2,093,830        295,868
                                                    ------------   -------------

OPERATING (LOSS) BEFORE INCOME TAXES                  (2,295,862)    (2,059,386)

PROVISION FOR INCOME TAXES                                16,128              -
                                                    ------------   -------------

NET (LOSS)                                            (2,311,990)    (2,059,386)
                                                    ------------   -------------

Net (Loss) per share:                               $      (0.06)  $      (0.08)
                                                    ------------   -------------

Common Shares Outstanding (weighted)                  37,332,043     26,040,612
                                                    ------------   -------------



               See notes to the consolidated financial statements

              PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31,

                                                                      Restated
                                                        2008            2007
                                                    ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                        $ (2,311,990)  $ (2,059,386)
                                                    ------------   -------------
  Adjustments to reconcile net income (loss)
   to net cash provided by operations:
    Common stock and Warrants issued for services              -        772,416
    Depreciation and amortization                      1,542,736        463,692
    Amortization of Debt Discount                        898,720
    (Increase) decrease in assets:
      Accounts receivable                               (579,843)      (691,601)
      Prepaids and Other current assets                 (243,873)        12,277
    Increase (decrease) in liabilities:
      Accounts payable                                 1,445,461         52,774
      Other current liabilities                         (319,538)       838,500
                                                    ------------   -------------
          Total adjustments                            2,743,662      1,448,057
                                                    ------------   -------------
NET CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES                                     431,673       (611,329)
                                                    ------------   -------------

CASH FLOWS INVESTING ACTIVITIES:
  Purchase of property, plant and equipment           (1,221,404)      (462,152)
  Purchase of TBA                                              -     (3,000,000)
  Purchase of Hospital Contracts                               -     (2,414,958)
                                                    ------------   -------------
NET CASH FLOWS (USED IN) INVESTING ACTIVITIES         (1,221,404)    (5,877,109)
                                                    ------------   -------------

FINANCING  ACTIVITIES:
  Proceeds from Common Stock Issued                      570,102        987,383
  Proceeds from Long-Term Debt (TMS)                           -      3,938,619
  Deferred Loan Costs                                          -       (756,015)
  Proceeds from  Preferred Stock Issued                  200,000        500,000
  Debt Repayment                                        (798,144)      (840,616)
  Proceeds from Notes Payable                            825,000              -
  Proceeds from Warrants Issued - Leases                       -        913,043
  Proceeds from - Debt Beneficial Conversion                   -      2,148,338
                                                    ------------   -------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          796,958      6,890,752
                                                    ------------   -------------

NET INCREASE IN CASH                                       7,227        402,313

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           404,002          1,690
                                                    ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $    411,229   $    404,003
                                                    ============   =============

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest, net                                    $  1,102,224   $    144,208
                                                    ------------   -------------


               See notes to the consolidated financial statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PREFERRED STOCK
                                DECEMBER 31, 2008


                           Common and      Additional
                         Preferred Stock     Paid-In    Retained
                       Shares   Par Value    Capital     Deficit       Total
                     --------------------  ----------- -----------  ------------

Balance January 1,
  2008               36,675,707  $ 37,171  $ 9,848,333 $(2,460,794) $ 7,424,710
Issuance of Common
  Stock               2,846,050     2,846      567,256                  570,102
Issuance of
  Preferred Stock        33,333       333      199,667                  200,000
Net loss for the
  Year                                                  (2,311,990)  (2,311,990)
                     ----------  --------  ----------- ------------ ------------
Balance December 31,
  2008               39,555,090  $ 40,350  $10,615,256 $(4,772,784) $ 5,882,822
                    ===========  ========  =========== ============ ============


               See notes to the consolidated financial statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
  RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PREFERRED STOCK
                                DECEMBER 31, 2007


                           Common and      Additional
                         Preferred Stock     Paid-In    Retained
                       Shares   Par Value    Capital     Deficit       Total
                     --------------------  ----------- -----------  ------------

Balance January 1,
  2007               24,231,601  $ 24,771  $ 1,094,614 $  (401,408) $   717,977
Issuance of Common
  Stock                 405,000       405      535,000                  535,405
Issuance of
  Preferred Stock        50,000       500      499,500                  500,000
Issuance of Common
  Stock For services  2,425,000     2,425      597,915                  600,340
Issuance of Common
  Stock For services    469,512       470       43,140                   43,610
Issuance of Common
  Stock for
  Worldnet, Inc.
  contracts           2,250,000     2,250    1,823,762                1,826,012
Sale of common stock
  to equity investor    500,000       500      434,012                  434,512
Issuance of Common
  Stock for
  OmniCast, Inc. 9%
  Acquisition         2,200,000     2,200    1,097,800                1,100,000
Issuance of Common
  Stock for Virtual
  Nurse, Inc. 9%
  Acquisition           750,000       750      374,250                  375,000
Commissions & Fees
  for Dutchess
  Financing (in
  lieu of cash)       1,521,740     1,522      150,652                  152,174
Conversion of
  Preferred Stock       550,000       550                                   550
Conversion of
  Preferred Stock       (55,000)     (550)                                 (550)
Issuance of Common
  Stock for Interest     93,188        93        9,225                    9,318
Employment and
  Consulting
  Agreements          1,110,000     1,110      109,890                  111,000
Issuance of common
  stock pursuant to
  exercise of
  warrants              174,666       175       17,291                   17,466
Intrinsic Value of
  Convertible Debt            -         -    2,148,338                2,148,338
Warrants Issued               -         -      913,043                  913,043
Net loss for the
  Year                                                  (2,059,485)  (2,059,485)
                     ----------  --------  ----------- ------------ ------------
Balance December 31,
  2007               36,675,707  $ 37,171  $ 9,848,432 $(2,460,893) $ 7,424,710
                     ==========  ========  =========== ============ ============


               See notes to the consolidated financial statements

                        Patient Portal Technologies, Inc.
                   Notes to Consolidated Financial Statements
                 For the Years ended December 31, 2008 and 2007


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

         Revenue Recognition- The Company recognizes revenue from the sales of televisions when the product is received by the customer. Revenue for its other management and patient centers services is recognized when the service is rendered. Revenue from hospitals for equipment sales or other services is recorded when the service is performed or the equipment sale is finalized

         Income Taxes - Income taxes are provided for in these financial statements.

         Cash Equivalents- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Cash Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established. The allowance for bad debts was $1,217,000 as of December 31, 2008.

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

         This correction impacted each financial statement line item as follows:
Increase in accounts receivable of approximately $1.0 million, reduction in fixed assets of approximately $300,000 and a reduction in hospital contracts of approximately $400,000. The reductions in fixed assets and hospital contracts will reduce annual depreciation expense and amortization expenses by approximately $65,000 beginning in 2008. There was minimal income statement impact for 2007 from these corrections.

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

3.       NON CASH TRANSACTIONS

         During 2008 the Company had two significant non cash transactions. A summary of each follows:

Worldnet Communications
         The Company purchased 6 hospital contracts and certain fixed assets for a combination of cash equivalents and assumption of liabilities. The non cash portion of the transaction was approximately $1,957,000 and represented the purchase of hospital contracts for $1.9 million and certain fixed assets for approximately $57,000.

Capitalized Leases
         During 2008 the Company entered into a series of capitalized leases for equipment used in the business. The total of these leases was approximately $285,000. The offsetting entry was recorded in fixed assets based upon the terms of these leases.

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

4.       BUSINESS COMBINATIONS AND ACQUISITIONS

         During 2008 the Company acquired certain assets and assumed certain liabilities in a transaction with Worldnet Communications, Inc. The Company purchased six hospital contracts and certain fixed assets in a transaction valued at approximately $2.2 million of which approximately $2.0 million included the assumption of certain liabilities associated with the assets purchased.

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

TB&A Hospital Television, Inc.
         On November 2, 2007, the Company acquired 100% of the outstanding stock in TB&A Hospital Television, Inc. a privately held company, TB & A Hospital Television, Inc. is a leading provider of television systems and billing services for over 600 hospitals nationwide. As a result of this acquisition, Patient Portal Technologies can expanded its broader product and service offerings nationwide.

         The aggregate purchase price was approximately $ 3,300,000 which included $3,000,000 in cash at closing and credit for certain outstanding accounts receivable at the time of closing, which was approximately $300,000. The credit for the accounts receivable balance was due and payable to the seller as collected.

         The following table summarizes the fair values of assets acquired and liabilities assumed:

         Inventories                                     $       90,000
         A/ R                                            $    1,059,000
         Other current assets                            $       15,000

         Property and equipment                          $    2,173,000
         Hospital Contracts                              $    2,654,000
         Other assets                                    $       55,000
         Accounts payable and accrued liabilities        $   (2,746,000)
                                                         ---------------

         Total Purchase Price                            $    3,300,000
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

6.       PROPERTY, PLANT & EQUIPMENT

         Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifty years. Property and equipment consist of the following at December 31:

                                                        2008           2007
                                                   ----------------------------
Television set/system installations, equipment      $ 3,289,521    $ 2,401,401
Computer equipment and Software                       1,389,330        846,738
Office equipment                                        339,492        209,375
                                                   ----------------------------
                                                      5,018,343      3,457,514
Accumulated depreciation                                662,811        189,632
                                                   ----------------------------
  Total                                             $ 4,355,532    $ 3,267,882
                                                   ============================

7.       INTANGIBLE ASSETS

         In accordance with SFAS No. 142 the Company's intangible assets are amortized over the anticipated useful life of the assets. The intangible assets represent hospital contracts that have been purchased by the Company. The balances summarized below reflect the unamortized portion of the balances. The contracts are being amortized over a 120 month period using the straight line method. See note 4. A summary of the balance at December 31, follows:

                                                       2008            2007
                                                   ----------------------------
Hospital Contracts                                  $ 8,795,156    $ 6,895,156
Accumulated Amortization                              1,102,704        243,837
                                                   ----------------------------
  Total                                             $ 7,692,452    $ 6,651,319
                                                   ============================

         The amortization expense for 2008 and 2007 was $858,867 and $243,837 respectively and the estimated annual amortization for the next five years will be approximately $880,000.

8.       LONG-TERM DEBT

         Long-term debt consists of the following at December 31:

                                                        2008           2007
                                                   ----------------------------
12% Convertible Debenture                           $ 6,343,610    $ 7,000,000
Other Long-term Debt                                    813,061        450,000
                                                   ----------------------------
                                                      7,156,671      7,450,000
Less:
Current portion of long-term debt                     1,409,597        943,118
Discount on Convertible Debt                          2,162,661      3,061,381
                                                   ----------------------------
  Total                                             $ 3,584,413    $ 3,445,501
                                                   ============================

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

         Other Long term Debt - Individuals' payable in monthly installments of approximately $1,000 to $5,000 including interest at rates ranging from 12% to 17% percent expiring at various dates through June 2011. These notes are secured by television equipment.

9.       COMMITMENTS AND CONTINGENCIES

         Lease Commitments - During the Year ended December 31, 2008 the Company had no significant equipment leases in effect.

         Lease and rent expense for the Year ended December 31, 2008 and 2007 was $ 307,942 and $ 101, 555 respectively. Future payments under operating leases with terms currently greater than one year as follows:

                        2009      $289,631
                        2010      $229,171
                        2011      $216,000
                        2012      $216,000
                        2013      $216,000

                        Thereafter $216,000

         Employment Agreements - As of December 31, 2008, the Company had two Employment Agreement in effect for key management.

         Litigation - From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

         Warrants and Options - As of December 31, 2008, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

                                                       Exercise
         Description                        Number      Price     Expiration
         -----------                        ------     --------   ----------
         Class "A" Warrants                  365,000   $   2.00    12/31/11
         Class "B" Warrants                  365,000   $   3.00    12/31/11
         Class "C" Warrants                  365,000   $   4.00    12/31/11
         Class "D" Warrants                9,480,050   $    .50    12/31/11
         Dutchess Warrants                22,826,086   $    .46    11/01/12

         (A) The Dutchess warrants are part of a financing transaction that closed in November 2007. There is a limit of 4.99% on the amount of the Company's common stock that Dutchess can own at any point in time.

         In 2007 there were approximately 30 million warrants outstanding with an exercise ranging from $.50 to $4.00 and expiration dates ranging from December 31, 2011 to December 31, 2012.

2002 INCENTIVE STOCK OPTION PLAN

         On November 22, 2002, the Shareholders of the Company ratified the Company's "2002 Incentive Stock Option Plan" and reserved 1,000,000 shares for issuance pursuant to said Plan. As of March 31, 2009, no options have been awarded pursuant to this Plan.

10.      SUBSEQUENT EVENTS

         On March 12, 2009 the Company entered into an agreement with Dutchess Private Equities Fund, Ltd. to restructure all of its outstanding debt with the Company. This transaction will have a material positive impact on both the Company's balance sheet as well as statement of operations on a going forward basis.

         The key aspects of the transaction are as follows: Dutchess will convert all of their outstanding debt, estimated at approximately $6.6 million as of the closing date, return all of their outstanding warrants (22,826,022), and terminate their security interest in the Company's assets; in return for $7.5 million in preferred convertible stock, up to $500,000 in cash, payable within 90 days of the closing and 4% of the outstanding common stock of the Company.

         The preferred stock will have an 8% cumulative dividend payable in cash or additional preferred stock at the Company's option, and be convertible into 35% of the Company's common stock at the option of the holder. The Company also has the right to call up to $1 million of the preferred stock and the holder can put up to $2 million of the preferred stock at the time of a capital raising event.

         When recorded this transaction will impact the Company's balance sheet by reducing short and long term debt by approximately $6.6 million; increasing equity by $7.5 million less the elimination of the outstanding warrants of approximately $900,000 for a net change of approximately $6.6 million. Additionally, the debt discount balance of approximately $2.1 million and debt issuance costs of approximately $700,000 will be written off, further reducing the overall equity impact by approximately $2.8 million. In summary the transaction is expected to increase equity by approximately $3.6 million after the adjustments are recorded.

         The transaction will also reduce ongoing net interest expense by approximately $1.0 million annually and reduce amortization expense by approximately $200,000. The transaction is expected to close by the end of April 2009.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.


ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         As of December 31, 2008, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

         Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on the criteria for effective internal control described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control, as defined in Rules 13a-15(e) and 15d - 15(e) of the Exchange Act of 1934, over financial reporting were effective as of December 31, 2008.

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

Item 8B. Other Information

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

         The information called for by this Item and not provided above in Item 4A is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2008.

Item 10. Executive Compensation.

         The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2008.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

         The information required by this Item is incorporated by reference to our proxy statement which we intend to file with the Securities and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2008.

Item 13. Exhibits.

(a)(1) Financial Statements

         Our consolidated financial statements and notes to our consolidated financial statements filed with this report are set forth as follows:


Item 14. Principal Accounting Fees and Services.

         The information required by this item is incorporated by reference to our proxy statement which we intend to file with the Security and Exchange Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2008.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATIENT PORTAL TECHNOLOGIES, INC.



April 11, 2009                                by: /s/ KEVIN KELLY
                                                  ---------------------------
                                                  Kevin Kelly
                                                  President


April 11, 2009                                by: /s/ Thomas Hagan
                                                  ---------------------------
                                                  Thomas Hagan
                                                  Secretary, Acting CFO


April 11, 2009                                by: /s/ Rounsevelle Schaum
                                                  ---------------------------
                                                  Director
                                                  Chairman - Audit Committee

--------------------------------------------------------------------------------