Form 10-Q
period 2009-03-31
Patient Portal Technologies, Inc.
filed 2009-05-15
CIK 1240093

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

As of March 31, 2009, there were 39,466,757 shares of common stock, $.001 par value per share, outstanding.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
           PART I - Financial Information

Item 1.      Condensed Consolidated Financial Statements                      1

Item 2.      Management's Discussion and Analysis of Financial               11
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                                     20

Item 4T.     Controls and Procedures                                         20


           PART II - Other Information


Item 1.      Legal Proceedings                                               21

Item 4.      Submission of Matters to a Vote of Security Holders             21

Item 6.      Exhibits                                                        21

Signatures                                                                   22

                          Part I. Financial Information


Item 1.          Condensed Consolidated Financial Statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                 (Unaudited)
                                                  March 31,        December 31,
                ASSETS                              2009               2008
---------------------------------------         --------------   ---------------

Cash                                            $       98,625   $      411,229
Accounts Receivable, net                             1,691,490        2,046,836
Prepaids                                               323,287           54,919
Other                                                  126,465          292,416
                                                --------------   ---------------
TOTAL CURRENT ASSETS                            $    2,239,867   $    2,805,400
                                                --------------   ---------------

Property, Plant & Equipment                          4,302,748        4,355,532
Investments                                          1,475,000        1,475,000
Hospital Contracts, Net                              7,531,680        7,692,452
Debt Issuance Costs                                    650,871          696,280
                                                --------------   ---------------
TOTAL ASSETS                                    $   16,200,165   $   17,024,664
                                                --------------   ---------------


        LIABILITIES AND CAPITAL
---------------------------------------
Accounts Payable                                $    2,809,063   $    3,320,317
Current Portion - LTD                                1,537,178        1,537,178
Accrued Expenses                                     1,069,319        1,336,675
Notes Payable - Current                              1,270,000        1,065,000
                                                --------------   ---------------
TOTAL CURRENT LIABILITIES                       $    6,685,560   $    7,259,170
                                                --------------   ---------------

Long Term Debt, net of discount                      3,801,799        3,584,413
Long Term Leases                                       268,412          298,259
                                                --------------   ---------------
TOTAL LIABILITIES                               $   10,755,771   $   11,141,842
                                                --------------   ---------------

       STOCKHOLDER'S EQUITY
---------------------------------------
Redeemable Preferred Stock , $.01 par value
authorized 1,000,000: 55,000 (Mar 31, 2009) and
55,000 (Dec 31, 2008) issued and outstanding               883              883

Common Stock, $.001 par value, authorized
100,000,000: 41,541,757 (Mar 31, 2009) and
39,466,757 (Dec 31, 2008) issued and
outstanding                                             41,542           39,467
Additional Paid in Capital                           9,915,138        9,702,213
Additional Paid In Capital - Warrants                  913,043          913,043
Retained Deficit                                    (5,426,212)      (4,772,784)
                                                --------------   ---------------
TOTAL STOCKHOLDER'S EQUITY                      $    5,444,394   $    5,882,822
                                                --------------   ---------------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                            $   16,200,165   $   17,024,664
                                                --------------   ---------------


          See notes to the condensed consolidated financial statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    Restated
                                                   March 31,        March 31,
                                                      2009            2008
                                                --------------   ---------------

Net Sales                                       $    3,882,760   $    4,257,936

Cost Of Sales                                        2,257,256        2,948,394
                                                --------------   ---------------

Gross Margin                                         1,625,504        1,309,542
                                                --------------   ---------------

Operating Expenses:

Selling and Administrative                           1,408,601        1,243,986
Depreciation and Amortization                          370,895          360,409
                                                --------------   ---------------
Total Operating Expenese                             1,779,496        1,604,395
                                                --------------   ---------------

Income (Loss) from Operations
Before Interest                                 $     (153,992)  $     (294,853)

Interest Expense                                       499,436          436,172
                                                --------------   ---------------

Net (Loss) before Income Taxes                  $     (653,428)  $     (731,025)
Provision for Income Taxes                                   -                -
                                                --------------   ---------------

Net (Loss)                                      $     (653,428)  $     (731,025)
                                                --------------   ---------------

Net (Loss) Per Share                            $        (0.02)  $        (0.02)
                                                --------------   ---------------

Weighted Average Shares Outstanding                 41,516,757       36,620,707
                                                --------------   ---------------



          See notes to the condensed consolidated financial statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED),
                               THREE MONTHS ENDED


                                                                    Restated
                                                   March 31,        March 31,
                                                      2009            2008
                                                --------------   ---------------

CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net Income (Loss)                             $     (653,428)  $     (731,025)
                                                --------------   ---------------
  Adjustments to reconcile net (loss) to
  net cash used in operations:
    Depreciation and amortization                      370,895          360,409
    Debt Discount Amortization                         224,680          224,680
    (Increase) decrease in assets:
       Accounts receivable                             355,346         (720,824)
       Other current assets                             97,583          (46,858)
    Increase (decrease) in liabilities:
       Accounts payable                               (511,254)         360,512
       Other current liabilities                      (267,356)        (102,065)
       Short Term Notes payable                        205,000         (202,351)
                                                --------------   ---------------
          Total adjustments                            474,895         (126,497)
                                                --------------   ---------------
    Net cash flows used in operating
    activities                                        (178,534)        (857,522)
                                                --------------   ---------------

CASH FLOWS INVESTING  ACTIVITIES:
 Purchase of property, plant and equipment            (111,929)        (180,257)
                                                --------------   ---------------
    Net cash used in investing activities             (111,929)        (180,257)
                                                --------------   ---------------

CASH FLOWS FINANCING  ACTIVITIES:
  Proceeds from stock issued                            15,000                -
  Payments on long-term leases                         (37,142)
  Proceeds from long-term debt                               -          875,000
  Proceeds from Note Receivable                              -           26,967
                                                --------------   ---------------
    Net cash flows provided by financing
    activities                                         (22,142)         901,967
                                                --------------   ---------------

NET (DECREASE) INCREASE IN CASH                       (312,605)        (135,812)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         411,229          404,003
                                                --------------   ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $       98,625   $      268,191
                                                --------------   ---------------

Supplemental disclosure of cash flow
  information:
Cash paid during the period for:
   Interest, net                                $       74,010   $      204,980
                                                --------------   ---------------

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

         Revenue Recognition- The Company recognizes revenue from the sales of televisions when the product is received by the customer. Revenue for its other management and patient centers services is recognized when the service is rendered. Revenue from hospitals for equipment sales or other services is recorded when the service is performed or the equipment sale is finalized

         Income Taxes - Income taxes are not provided for in these financial statements since the Company has a significant net operating loss carry-forward from previous years and incurred a loss for the period.

         Cash Equivalents- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Accounts Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established. The allowance for bad debts was approximately $685,000 as of March 31, 2009.

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

Note 2 - FINANCIAL STATEMENT RESTATEMENTS

Fiscal Year 2008
----------------

         During fiscal 2007, the Company changed its accounting for patient service revenue from the cash method to the accrual method in accordance with SFAC 5. This correction resulted in an increase in revenue of approximately $382,000 and an increase in operating income of approximately $74,000 for the quarter ended March 31, 2008.

         The Company also incorrectly accounted for some aspects of the Dutchess financing transaction in fiscal 2007. Errors were made in properly accounting for the preferred conversion feature and the sale of warrants and the calculation of the debt issuance balance. These corrections resulted in an increase in paid in capital of $3,061,381, establishing a debt discount balance of $3,061,381and increasing the debt issuance balance by approximately $265,000. These corrections resulted in an increase in interest expense of approximately $224,000 during the period ended March 31, 2008 and an increase in amortization expense of approximately $59,000 for the same period.

Note 3 - BUSINESS COMBINATIONS AND ACQUISITIONS

         During November 2008 the Company acquired certain assets and assumed certain liabilities in a transaction with Worldnet Communications, Inc. The Company purchased six hospital contracts and certain fixed assets in a transaction valued at approximately $2.2 million of which approximately $2.0 million included the assumption of certain liabilities associated with the assets purchased.

Note 4 - NON CASH TRANSACTIONS

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

Note 5 - PROPERTY, PLANT & EQUIPMENT

         Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifteen years. Property and equipment consist of the following at March 31, 2009 and December 31, 2008.

                                                   March 31,       December 31,
                                                     2009             2008
                                                --------------   ---------------

Television sets/system installations, equipment $    3,392,824   $    3,289,521
Computer equipment and Software                      1,398,910        1,389,330
Office equipment                                       339,492          339,492
                                                --------------   ---------------
                                                     5,131,226        5,018,343
Accumulated depreciation                               828,478          662,811
                                                --------------   ---------------
Total                                           $    4,302,748   $    4,355,532
                                                ==============   ===============

Note 6 - INTANGIBLE ASSETS

         In accordance with SFAS No. 142 the Company's intangible assets are being amortized over the anticipated useful life of the assets. At the end of March 31, 2009 there was a balance of $7,531,680 in intangible assets which reflected the unamortized portion of multiyear hospital contracts purchased during 2007 and 2008. The contracts are being amortized over a 120 month period using the straight line method. See note 3. A summary of the balance at March 31, 2009 and December 31, 2008 follows:

                                                    March 31,      December 31,
                                                      2009             2008
                                                --------------   ---------------

                Hospital Contracts              $    8,795,156   $    8,795,156
                Accumulated Amortization             1,263,476        1,102,704
                                                --------------   ---------------

                Total                           $    7,531,680   $    7,692,452
                                                ==============   ===============

         The amortization expense for the three month period ended March 31, 2009 was approximately $ 161,000 and for fiscal 2008 was approximately $859,000. The estimated annual amortization for the next five years will be $890,000.

Note 7 - LONG TERM DEBT

         Long-term debt consists of the following:

                                                   March 31,      December 31,
                                                     2009             2008
                                                --------------   ---------------

             12% Convertible Debenture          $    6,343,610   $    6,343,610

             Other Long-term Debt                      805,767          813,061
                                                --------------   ---------------

                                                     7,149,377        7,156,671

    Less: Current portion of long-term debt          1,409,597        1,409,597
             Debt Discount                           1,937,981        2,162,661
                                                --------------   ---------------

                                                $    3,801,799   $    3,584,413
                                                ==============   ===============

         12% Convertible Debenture - On November 1, 2007 the Company entered into an agreement with Duchess Private Equities Fund, LTD ("Dutchess") to borrow $7,000,000 for acquisition purposes. This amount began being repaid on May 1, 2008, at a monthly amount, including principal and interest, of $183,825.17. All amounts due and payable under the debenture mature on November 1, 2010. The Company has recently entered into an agreement with Dutchess to restructure their debt. See Note 9.

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

         Other Long term Debt - Debt is payable in monthly installments of $833 to $4804 including interest at 12 % expiring at various dates through January 2012. These notes are secured by television equipment.

Note 8 - COMMITMENTS AND CONTINGENCIES

         Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. At March 31, 2009 future lease payments, under the long-term real estate leases, totaled approximately $1.6 Million.

         Employment Agreements - As of March 31, 2009, the Company had two employment agreements in effect for senior executives involved with overseeing the operations of T B & A.

         Litigation - From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

         Warrants and Options - As of March 31, 2009, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

                                         Exercise
Description                  Number        Price     Expiration
                       ------------------------------------------
Class "A" Warrants            365,000 $      2.00   12/31/11
Class "B" Warrants            365,000 $      3.00   12/31/11
Class "C" Warrants            365,000 $      4.00   12/31/11
Class "D" Warrants          9,480,050 $       .50   12/31/11
Dutchess
Warrants   (A)             22,826,086 $       .46   11/01/12

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

Note 9 - SUBSEQUENT EVENTS

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

         The transaction will also reduce ongoing net interest expense by approximately $1.0 million annually and reduce amortization expense by approximately $200,000. The transaction is expected to close by the end of May 2009.

Note 10 - FAIR VALUE MEASUREMENTS

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

Three  months  ended March 31, 2009  compared  with three months ended March 31,
2008

         Net sales for the three month period ended March 31, 2009 were $ 3,883,000, reflecting a decrease of $375,000 over the net sales of $4,258,000 for the comparable three month period ended March 31, 2008. The decrease was caused by a reduction of equipment sales of approximately $1,200,000 offset by an increase in patient services revenue of approximately $ 825,000.

         Cost of sales as a percentage of net sales for the three months ended March 31, 2009 was 58.1% compared to 69.2% for the comparable 2008 period. The decrease was due to the mix of revenue shifting from equipment sales, with lower higher cost of sales, to patient services, with lower cost of sales.

         Sales and administrative expenses for the three month period ended March 31, 2009 were $1,409,000, an increase of $165,000 over the 2008 amount of $1,244,000 which was due to the increase in costs associated with patient service revenue increasing 44% over the first period of 2008.

Liquidity and Capital Resources

         As shown in the above financial statements, the Company incurred a net loss of ($653,428) during the quarter ended March 31, 2009 and ($2,311,990) during the year ended December 31, 2008. The Company has been successful in raising capital through private placements of its equity. It has plans to raise more capital through public or private financing, through the issuance of its common stock and the issuance of debt instruments, including debt convertible to equity. When attaining financing if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the Company can obtain more capital, it cannot be assured to ultimately attain profitability. However, management expects that its core business will continue t oexperince positive growth and the restructuring transaction with Dutchess Capital will have a significant positive impact on the company's liquidity and overall operations.

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

Capital Expenditures

         Capital expenditures during the remainder of 2009 are not expected to be material.

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

         None.

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


PATIENT PORTAL TECHNOLOGIES, INC.



By:   /s/ Kevin J. Kelly
      ------------------
      KEVIN J. KELLY
      President, Chief Exec. Officer


Date: May 15, 2009

--------------------------------------------------------------------------------