Form 10-K/A
period 2008-12-31
Patient Portal Technologies, Inc.
filed 2009-06-26
CIK 1240093

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K /A (1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM _________ TO __________

                       ----------------------------------

                        COMMISSION FILE NUMBER 333-107826

                        PATIENT PORTAL TECHNOLOGIES, INC.


                DELAWARE                                     02-0656132
        (STATE OF INCORPORATION)                             (I.R.S. ID)

                  8276 Willett Parkway, Baldwinsville, NY 13027

                                 (315) 638-6708

           Securities registered pursuant to Section 12(b) of the Act:
                 COMMON STOCK                        OTC: BB

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer |_|     Non-accelerated filer |_|
Smaller reporting company x
                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $17,192,155 based on the closing sale price as reported on the OTC: BB. As of April 6, 2009, there were 42,951,130 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on July 16, 2009 are incorporated by reference into Part III.

                        Patient Portal Technologies, Inc.

                                FORM 10-K / A (1)

                   For The Fiscal Year Ended December 31, 2008

                                      INDEX

PART I

Item 1.         Business

Item 1A.        Risk Factors
Item 1B.        Unresolved Staff Comments
Item 2.         Properties
Item 3.         Legal Proceedings
Item 4.         Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Item 6.         Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.        Quantitative and Qualitative Disclosures about
                Market Risk
Item 8.         Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.        Controls and Procedures
                Report of Management on Internal Control over Financial Reporting Report of Independent Registered Public Accounting Firm
Item 9B.        Other Information

PART III

Item 10.        Directors, Executive Officers and Corporate
                Governance
Item 11.        Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.        Certain Relationships and Related Transactions, and
                Director Independence
Item 14.        Principal Accounting Fees and Services

PART IV

Item 15.        Exhibits and Financial Statement Schedules
                Signatures

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

ITEM 1B. UNRESOLVED STAFF COMMENTS - None.

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

                               HIGH       LOW      HIGH      LOW
                                 BID PRICES         ASK PRICES
                             -----------------   -----------------
Fiscal Year 2007:
-----------------------

Quarter Ended 3/31/07        $    .14  $   .08  $    .17  $    .10
Quarter Ended 6/30/07        $   1.45  $   .35  $   1.60  $    .38
Quarter Ended 9/30/07        $    .80  $   .22  $    .90  $    .20
Quarter Ended 12/31/07       $   1.50  $   .15  $   1.75  $    .18

Fiscal Year 2008
----------------------

Quarter Ended 3/31/08        $   1.65  $   .30  $   1.75  $    .45
Quarter Ended 6/30/08        $   1.65  $   .80  $   1.75  $    .90
Quarter Ended 9/30/08        $    .81  $   .20  $    .95  $    .25
Quarter Ended 12/31/08       $    .47  $   .13  $    .50  $    .15

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

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

Selected Financial Information

(in thousands, except per share data)

Fiscal Year Ended December 31,

                           2008         2007         2006       2005      2004
                       ---------------------------------------------------------

Revenues                $ 17,953     $  4,705     $    13    $     -   $     89
Operating (Loss)        $   (202)    $ (1,764)    $  (275)   $  (105)  $ (1,138)
Net (Loss)              $ (2,312)    $ (2,060)    $  (401)   $  (131)  $ (1,494)
Net (Loss) Per Share    $  (0.06)    $  (0.08)    $ (0.01)   $ (0.01)  $  (0.34)
Cash and Equivalents    $    411     $    404     $     2    $     1   $      -
Total Assets            $ 17,025     $ 14,851     $ 1,103    $   259   $     55
Long Term Obligations   $  3,883     $  3,446     $     -    $     -   $      -
Shareholder Equity
  (Deficit)             $  5,883     $  7,425     $   718    $   202   $ (2,148)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General Discussion on Results of Operations and Analysis of Financial Condition
--------------------------------------------------------------------------------

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

ITEM 7A. QUANTITATIVE AND QULAITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no market risk associated with any of our financial based transactions or borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this report are located beginning on page F-1 of this report and incorporated by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of The Independent Registered Public Accountant                      F-1

Balance Sheets as of December 31, 2008 and December 31, 2007                F-2

Statements of Operations for the two years ended December 31,
2008 and 2007                                                               F-3

Statements of Cash Flows for the two years ended December 31,
2008 and 2007                                                               F-4

Statements of Stockholders' Equity December 31, 2008 and
December 31, 2007                                                         F-5,6

Notes to Financial Statements                                       F-7 to F-15

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

/s/ Harris F. Rattray
----------------------
Harris F. Rattray CPA
Pembroke Pines, Florida
April 10, 2009

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



               See notes to the consolidated financial statements

              PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31,

                                                                      Restated
                                                        2008            2007
                                                    ------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                        $ (2,311,990)  $ (2,059,386)
                                                    ------------   -------------
  Adjustments to reconcile net income (loss)
   to net cash provided by operations:
    Common stock and Warrants issued for services              -        772,416
    Depreciation and amortization                      1,542,736        463,692
    Amortization of Debt Discount                        898,720
    (Increase) decrease in assets:
      Accounts receivable                               (579,843)      (691,601)
      Prepaid and Other current assets                  (243,873)        12,277
    Increase (decrease) in liabilities:
      Accounts payable                                 1,445,461         52,774
      Other current liabilities                         (319,538)       838,500
                                                    ------------   -------------
          Total adjustments                            2,743,662      1,448,057
                                                    ------------   -------------
NET CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES                                     431,673       (611,329)
                                                    ------------   -------------

CASH FLOWS INVESTING ACTIVITIES:
  Purchase of property, plant and equipment           (1,221,404)      (462,152)
  Purchase of TBA                                              -     (3,000,000)
  Purchase of Hospital Contracts                               -     (2,414,958)
                                                    ------------   -------------
NET CASH FLOWS (USED IN) INVESTING ACTIVITIES         (1,221,404)    (5,877,109)
                                                    ------------   -------------

FINANCING ACTIVITIES:
  Proceeds from Common Stock Issued                      570,102        987,383
  Proceeds from Long-Term Debt                                 -      3,938,619
  Deferred Loan Costs                                          -       (756,015)
  Proceeds from Preferred Stock Issued                   200,000        500,000
  Debt Repayment                                        (798,144)      (840,616)
  Proceeds from Notes Payable                            825,000              -
  Proceeds from Warrants Issued                                -        913,043
  Proceeds from - Debt Beneficial Conversion                   -      2,148,338
                                                    ------------   -------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES          796,958      6,890,752
                                                    ------------   -------------

NET INCREASE IN CASH                                       7,227        402,313

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           404,002          1,690
                                                    ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $    411,229   $    404,003
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         As of December 31, 2008, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008 as we filed our annual statement on Form 10KSB instead of Form 10K. We have modified our control process to add an independent review by our outside legal counsel for all reports, prior to filing, to insure we are following the proper disclosure rules going forward.

Internal Controls over Financial Reporting

         There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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


              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT ON
                   INTERNAL CONTROL OVER FINANCIAL REPORTING

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

/s/ Harris F Rattray
---------------------
Certified Public Accountant

Pembroke Pines, Florida
April 10, 2009

Item 9B. Other Information

         None.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

         (a) Financial Statements and Schedules The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

         (b) Exhibit Listing



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PATIENT PORTAL TECHNOLOGIES, INC.



June 24, 2009                                by:  /s/ KEVIN KELLY
                                                  ---------------------------
                                                  Kevin Kelly
                                                  President


June 24, 2009                                by:  /s/ Thomas Hagan
                                                  ---------------------------
                                                  Thomas Hagan
                                                  Secretary, Acting CFO


June 24, 2009                                by:   /s/ Rounsevelle Schaum
                                                  ---------------------------
                                                  Director
                                                  Chairman - Audit Committee

--------------------------------------------------------------------------------