Form 10-Q
period 2009-06-30
Patient Portal Technologies, Inc.
filed 2009-08-03
CIK 1240093

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

                          Part I. Financial Information


Item 1.          Condensed Consolidated Financial Statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                     (Unaudited)
                                                       June 30,     December 31,
               ASSETS                                   2009            2008
             ---------                              ------------   -------------
Cash                                                $    695,989   $    411,229
Accounts Receivable, net                               1,890,805      2,046,836
Prepaids                                                 144,353         54,919
Other                                                    356,788        292,416
                                                    ------------   -------------
TOTAL CURRENT ASSETS                                $  3,087,934   $  2,805,400
                                                    ------------   -------------

Property, Plant & Equipment                            4,219,711      4,355,532
Investments                                            1,475,000      1,475,000
Hospital Contracts, Net                                7,370,908      7,692,452
Debt Issuance Costs                                      330,723        696,280
Note Receviable                                                -              -
                                                    ------------   -------------
TOTAL ASSETS                                        $ 16,484,276   $ 17,024,664
                                                    ------------   -------------


      LIABILITIES AND CAPITAL
     -------------------------
Accounts Payable                                       2,571,557   $  3,320,317
Current Portion - LTD / Leases                           229,598      1,537,178
Accrued Expenses                                       1,013,304      1,336,675
Notes Payable - Current                                  265,000      1,065,000
                                                    ------------   -------------
TOTAL CURRENT LIABILITIES                           $  4,079,459   $  7,259,170
                                                    ------------   -------------

Long Term Debt, net of discount                        3,196,186      3,584,413
Long Term Leases                                         234,198        298,259
                                                    ------------   -------------
TOTAL LIABILITIES                                   $  7,509,842   $ 11,141,842
                                                    ------------   -------------

       STOCKHOLDER'S EQUITY
     ------------------------
Redeemable Preferred Stock , $.01 par value
authorized 1,000,000: 0 (June 30, 2009) and
88,333 (Dec 31, 2008) issued and outstanding                   -            883

Common Stock, $.001 par value, authorized
100,000,000: 45,005,757 (June 30, 2009) and
39,466,757 (Dec 31, 2008) issued and outstanding          45,005         39,467
Additional Paid in Capital                            17,500,621      9,702,213
Additional Paid In Capital - Warrants                          -        913,043
Retained Deficit                                      (8,571,192)    (4,772,784)
                                                    ------------   -------------
TOTAL STOCKHOLDER'S EQUITY                          $  8,974,434   $  5,882,822
                                                    ------------   -------------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                                $ 16,484,276   $ 17,024,664
                                                    ------------   -------------


          See notes to the condensed consolidated financial statements


                        PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                         THREE MONTHS ENDED              SIX MONTHS ENDED

                                                      Restated                       Restated
                                       June 30,       June 30,        June 30,       June 30,
                                         2009           2008            2009           2008
                                     ------------   ------------   -------------   ------------
Total Revenue                        $  4,135,516   $  4,495,470   $   8,018,277   $  8,753,406

Cost of Revenue                         2,495,653      2,851,426       4,752,909      5,799,821
                                     ------------   ------------   -------------   ------------

Gross Profit                         $  1,639,863   $  1,644,044   $   3,265,367   $  2,953,586

Operating Expenses
Selling, General & Administrative       1,412,923      1,299,749       2,821,523      2,543,151
Depreciation and Amortization             358,569        353,594         729,465        714,003
                                     ------------   ------------   -------------   ------------

(Loss) from Continuing Operations    $   (131,628)  $     (9,300)  $    (285,621)  $   (303,568)

Interest Expense                          375,918        463,933         875,354        900,690
                                     ------------   ------------   -------------   ------------
Income (Loss) Before Taxes               (507,546)      (473,233)     (1,160,975)    (1,204,258)
Income Tax Expense                         14,391              -          14,391              -
                                     ------------   ------------   -------------   ------------
Net (Loss) from Continuing
Operations                           $   (521,937)  $   (473,233)  $  (1,175,366)  $ (1,204,258)

Extraordinary Item - Restructuring
Charge                                  2,623,042              -       2,623,042              -
                                     ------------   ------------   -------------   ------------

Net Loss                             $ (3,144,979)  $   (473,233)  $  (3,798,409)  $ (1,204,258)
                                     ------------   ------------   -------------   ------------

Net (Loss) Per Share                 $      (0.07)  $      (0.01)  $       (0.09)  $      (0.03)
                                     ------------   ------------   -------------   ------------

Weighted Average Shares Outstanding    42,696,198     36,687,557      42,106,478     36,687,557



                  See notes to the condensed consolidated financial statements


                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), SIX MONTHS ENDED

                                                                     Restated
                                                      June 30,        June 30,
                                                        2009            2008
                                                    ------------   -------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
  Net Income (Loss)                                 $ (3,798,409)  $ (1,204,258)
                                                    ------------   -------------
  Adjustments to reconcile net (loss) to net
   cash used in operations:
     Depreciation and amortization                       729,465        714,003
     Debt Discount and Loan Costs Amortization         2,785,156        449,360
     (Increase) decrease in assets:
         Accounts receivable                             156,031       (729,355)
         Other current assets                             46,204        (63,392)
     Increase (decrease) in liabilities:
         Accounts payable                               (748,759)       405,434
         Other current liabilities                       (78,121)      (300,924)
         Short Term Notes payable                       (800,000)      (175,384)
                                                    ------------   -------------
         Total adjustments                             2,089,975        299,742
                                                    ------------   -------------
         Net cash flows used in
         operating activities                         (1,708,433)      (904,516)
                                                    ------------   -------------

CASH FLOWS INVESTING  ACTIVITIES:
  Purchase of property, plant and equipment             (198,324)      (422,508)
                                                    ------------   -------------
         Net cash used in investing activities          (198,324)      (422,508)
                                                    ------------   -------------

CASH FLOWS FINANCING  ACTIVITIES:
  Deferred Loan Issuance Costs                          (330,723)             -
  Proceeds from stock issued                             101,160        100,275
  Proceeds from long-term debt and leases              2,500,000      1,086,464
  Payments on long-term debt and leases                  (78,920)      (229,815)
                                                    ------------   -------------
         Net cash flows provided by
         financing activities                          2,191,517        956,924
                                                    ------------   -------------

NET (DECREASE) INCREASE IN CASH                          284,760       (370,100)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           411,229        404,003
                                                    ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $    695,989   $     33,903
                                                    ------------   -------------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest, net                                    $    128,702   $    451,330
                                                    ------------   -------------


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

         Cash Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established. The allowance for bad debts was approximately $460,000 as of June 30, 2009.

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

         During 2009 there was one significant non cash transaction that impacted the Company's financial statement. A summary follows:

Dutchess Restructuring
         During the second quarter the Company closed on a debt restructuring transaction with Dutchess. This resulted in the conversion of Dutchess debt into equity (preferred stock), approximately $7.9 million dollars, the elimination of warrants, approximately $1.3 million, the write-off of debt discount and debt issuance expenses, approximately $2.5 million, as well as accrued interest and long term debt of approximately $6.6 million. All of these transactions were non cash in nature and treated as such in the financial statements.

Note 5 - PROPERTY, PLANT & EQUIPMENT

         Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifteen years. Property and equipment consist of the following at March 31, 2009 and December 31, 2008.

                                                      June 30,      December 31,
                                                        2009             2008
                                                    ------------   -------------

Television sets/system installations, equipment     $  3,475,258   $  3,289,521
Computer equipment and Software                        1,401,908      1,389,330
Office equipment                                         339,492        339,492
                                                    ------------   -------------
                                                       5,216,617      5,018,343
Accumulated depreciation                                 996,956        662,811
                                                    ------------   -------------
Total                                               $  4,219,711   $  4,355,532
                                                    ============   =============

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

                                                      June 30,      December 31,
                                                        2009            2008
                                                    ------------   -------------

                Hospital Contracts                  $ 8,795,156    $  8,795,156
                Accumulated Amortization              1,424,248       1,102,704
                                                    ------------   -------------

                Total                               $ 7,370,908    $  7,692,452
                                                    ============   =============

         The amortization expense for the three month period ended June 30, 2009 was approximately $ 161,000 and for fiscal 2008 was approximately $859,000. The estimated annual amortization for the next five years will be $890,000.

Note 7 - LONG TERM DEBT

         Long-term debt consists of the following:

                                                      June 30,      December 31,
                                                        2009            2008
                                                    ------------   -------------

             Bank Term Loan                         $  2,500,000   $  6,343,610

             Other Long-term Debt                        798,202        813,061
                                                    ------------   -------------

                                                       3,298,202      7,156,671

    Less: Current portion of long-term debt              102,016      1,409,597
             Debt Discount                                            2,162,661
                                                    ------------   -------------

                                                    $  3,196,186   $  3,584,413
                                                    ============   =============

         On May 19, 2009 the Company closed on a debt restructuring transaction with Dutchess Private Equities Fund, LTD (Dutchess) which resulted in converting all of the outstanding debt and accrued interest into Preferred Stock. See Note 9.

         On June 19, 2009 the Company closed on a new credit facility with a commercial bank. The facility included a $2.5 million term loan and a $500,000 equipment facility. The term loan is repayable over 42 months with interest only payments for the first six months. Interest is payable at prime plus 2% with a floor of 5.25%.

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

         Employment Agreements - As of June 30, 2009, the Company has four employment agreements in effect for senior executives.

         Litigation - From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

         Warrants and Options - As of June 30, 2009, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

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

Note 9 - DUTCHESS DEBT RESTRUCTURING

         On May 18, 2009 the Company closed on a transaction with Dutchess Private Equities Fund, Ltd. to restructure all of its outstanding debt with the Company. This transaction will have a material positive impact on both the Company's balance sheet as well as statement of operations on a going forward basis.

         The key aspects of the transaction are as follows: Dutchess converted all of their outstanding debt and accrued interest,which was approximately $6.6 million as of the closing date, retired all of their outstanding warrants (22,826,022),and terminated their security interest in the Company's assets; in return for $7.9 million in preferred convertible stock,a cash payment of $100,000 and 4% of the then outstanding common stock of the Company, approximately 1,718,000 shares.

         The preferred stock will have an 8% cumulative dividend payable in cash or additional preferred stock at the Company's option, and be convertible into 36.8% of the Company's common stock at the option of the holder. The Company also has the right to call up to $1 million of the preferred stock at the time of a capital raising event. The issuance of the Preferred Stock is pending shareholder final approval.

         This transaction impacted the Company's balance sheet by reducing short and long term debt by approximately $6.6 million; increasing equity by $7.9 million less the elimination of the outstanding warrants of approximately $1.3 million for a net change of approximately $6.6 million. Additionally, the debt discount balance of approximately $1.9 million and debt issuance costs of approximately $600,000 will be written off, further reducing the overall equity impact by approximately $2.5 million. In summary the transaction increased equity by approximately $4.1 million after the adjustments are recorded.

         The transaction will also reduce ongoing net interest expense by approximately $1.0 million annually and reduce amortization expense by approximately $200,000.

         The write-off of the debt discount and deferred debt issuance costs as well as the expenses associated with the transaction, approximately $2.6 million, were classified as a onetime restructuring charge in the income statement for the period ending June 2009.

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

         On May 18, 2009 the Company closed on a transaction with Dutchess Private Equities Fund, Ltd. to restructure all of its outstanding debt with the Company. This transaction will have a material positive impact on both the Company's balance sheet as well as statement of operations on a going forward basis.

         The key aspects of the transaction are as follows: Dutchess converted all of their outstanding debt and accrued interest,which was approximately $6.6 million as of the closing date, retired all of their outstanding warrants (22,826,022),and terminated their security interest in the Company's assets; in return for $7.9 million in preferred convertible stock,a cash payment of $100,000 and 4% of the then outstanding common stock of the Company, approximately 1,718,000 shares.

         The preferred stock will have an 8% cumulative dividend payable in cash or additional preferred stock at the Company's option, and be convertible into 36.8% of the Company's common stock at the option of the holder. The Company also has the right to call up to $1 million of the preferred stock at the time of a capital raising event.

         On June 21, 2009 the Company closed on a $3.0 million working capital facility with a regional bank located in New York State. The funds will be used to support Company operations as well as consolidate some previous more costly debt.

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

         TInstant Response Line: The Instant Response Line is an interactive, live-response solution that enables patients to log a non-medical need that is electronically transferred to an appropriate facitliy department for resolution in a timely fashion. Multiple staff can be notified using various media, and all communications are time stamped and escalated as needed for immediate service recovery. A key element to the success of this system is access to real-time data, which enables administrators to see how quickly and efficiently staff respond and allows for improved strategic planning over time. Instant Response Line provides a single point of contact for all patient problems and leads to greater patient satisfaction. Putting the facitliy in proactive mode improves interdepartmental communication and adds an unparalleled level of customer service for the patient.

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

Three months ended June 30, 2009 compared with three months ended June 30, 2008

         Net sales for the three month period ended June 30, 2009 were $ 4,136,000, reflecting a decrease of $360,000 over the net sales of $4,496,000 for the comparable three month period ended June 30, 2008. The decrease was caused by a reduction of equipment sales of approximately $797,000 offset by an increase in patient services revenue of approximately $ 437,000.

         Cost of sales as a percentage of net sales for the three months ended June 30, 2009 was 60.3% compared to 63.4% for the comparable 2008 period. The decrease was due to the mix of revenue shifting from equipment sales, with lower higher cost of sales, to patient services, with lower cost of sales.

         Sales and administrative expenses for the three month period ended June 30, 2009 were $1,413,000, an increase of $ 113,000 over the 2008 amount of $1,300,000 which was due to the increase in costs associated with patient service revenue increasing 21% over the second period of 2008.

Six months ended June 30, 2009 compared with six months ended June 30, 2008

         Net sales for the six month period ended June 30, 2009 were $ 8,018,000, reflecting a decrease of $735,000 over the net sales of $8,753,000 for the comparable six month period ended June 30, 2008. The decrease was caused by a reduction of equipment sales of approximately $ 2,000,000 offset by an increase in patient services revenue of approximately $ 1,265,000, which represents an increase of approximately 30%.

         Cost of sales as a percentage of net sales for the six months ended June 30, 2009 was 59.2% compared to 66.2% for the comparable 2008 period. The decrease was due to the mix of revenue shifting from equipment sales, with lower higher cost of sales, to patient services, with lower cost of sales.

         Sales and administrative expenses for the three month period ended June 30, 2009 were $2,821,000, an increase of $ 278,000 over the 2008 amount of $2,543,000 which was due to the increase in costs associated with patient service revenue increasing 30% over the comparable six month period of 2008.

Liquidity and Capital Resources

         As shown in the above financial statements, the Company incurred a net loss of ($3,798,000) during the six month period ended June 30, 2009 and ($2,311,990)during the year ended December 31, 2008. Approximately $2.6 million of the loss was due to a onetime restructuring charge associated with the restructuring of the company's debt. A majority of the charge was non cash and represented the accelerated write off of debt discount and deferred debt charges associated with the initial Dutchess transaction.

         The Company has been successful in raising capital through private placements of its equity. It has plans to raise more capital through public or private financing, through the issuance of its common stock and the issuance of debt instruments, including debt convertible to equity. When attaining financing if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the Company can obtain more capital, it cannot be assured to ultimately attain profitability. However, management expects that its core business will continue to experience positive growth and the restructuring transaction with Dutchess Capital will have a significant positive impact on the company's liquidity and overall operations.

         As part of the debt restructuring transaction the Company closed on a $3.0 million credit facility to be used to fund working capital. The new debt was obtained at competitive commercial bank rates.

         The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2009 and to continue its product development efforts and adjust its operating structure to reduce losses and ultimately attain profitability. Management's plans in this regard include, but are not limited to, the increase in business operations which it expects from the acquisition of additional retail hospital contracts by our Patient Portal Connect subsidiary and the continuing roll-out of its product line to its existing and future customer base. We also expect to see significant growth in the revenues of our TB&A Hospital Television, Inc. subsidiary during the second half of fiscal 2009 both through new contracts and through the sale of new flat-screen television equipment to our existing customer base.

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

                           Part II. Other Information

Item 1.  Legal Proceedings

         The Company is presently involved in two lawsuits which management believes does not have any merit and will not have a material effect upon the financial condition of the Company. There are no other lawsuits pending nor are any such material legal proceedings anticipated.


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


PATIENT PORTAL TECHNOLOGIES, INC.



By:   /s/ Kevin J. Kelly
      ------------------
      KEVIN J. KELLY
      Chief Exec. Officer


Date: August 2, 2009

--------------------------------------------------------------------------------