Form 10-Q
period 2009-09-30
Patient Portal Technologies, Inc.
filed 2009-11-04
CIK 1240093

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

           PART I - Financial Information

Item 1.    Condensed Consolidated Financial Statements                      1

Item 2.    Management's Discussion and Analysis of Financial               10
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk                                                     20

Item 4.    Controls and Procedures                                         20


           PART II - Other Information


Item 1.    Legal Proceedings                                               21

Item 4.    Submission of Matters to a Vote of Security Holders             21



Item 6.    Exhibits                                                        21

Signatures                                                                 21

                         Part I. Financial Information


Item 1.    Condensed Consolidated Financial Statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                   (Unaudited)
                                                  September 30,    December 31,
               ASSETS                                  2009           2008
            -------------                         -------------   --------------
Cash                                              $     292,890   $     411,229
Accounts Receivable, Net                              2,156,547       2,046,836
Prepaids                                                152,346          54,919
Other                                                   411,299         292,416
                                                  -------------   --------------
TOTAL CURRENT ASSETS                              $   3,013,082   $   2,805,400
                                                  -------------   --------------

Property, Plant & Equipment, Net                      4,184,206       4,355,532
Investments                                           1,475,000       1,475,000
Hospital Contracts, Net                               6,998,085       7,692,452
Debt Issuance Costs                                     307,100         696,280
                                                  -------------   --------------
TOTAL ASSETS                                      $  15,977,473   $  17,024,664
                                                  -------------   --------------


          LIABILITIES AND CAPITAL
        ---------------------------
Accounts Payable                                  $   2,600,238   $   3,320,317
Current Portion - LTD / Leases                          229,598       1,537,178
Accrued Expenses                                        570,150       1,336,675
Notes Payable - Current                                 635,000       1,065,000
                                                  -------------   --------------
TOTAL CURRENT LIABILITIES                         $   4,034,985   $   7,259,170
                                                  -------------   --------------

Long Term Debt, net of discount                       3,188,339       3,584,413
Long Term Leases                                        199,917         298,259
                                                  -------------   --------------
TOTAL LIABILITIES                                 $   7,423,241   $  11,141,842
                                                  -------------   --------------

          STOCKHOLDER'S EQUITY
        ------------------------
Redeemable Preferred Stock , $.01 par value
authorized 1,000,000: 0 (September 30, 2009) and
88,333 (Dec 31, 2008) issued and outstanding                  -             883

Common Stock, $.001 par value, authorized
100,000,000: 45,005,757 (September 30, 2009) and
39,466,757 (Dec 31, 2008) issued and outstanding         45,005          39,467
Additional Paid in Capital                           17,340,914       9,702,213
Additional Paid In Capital - Warrants                         -         913,043
Retained Deficit                                     (8,831,688)     (4,772,784)
                                                  -------------   --------------
TOTAL STOCKHOLDER'S EQUITY                        $   8,554,232   $   5,882,822
                                                  -------------   --------------

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                              $  15,977,473   $  17,024,664
                                                  -------------   --------------


          See notes to the condensed consolidated financial statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                       THREE MONTHS ENDED               NINE MONTHS ENDED
                  -----------------------------   ------------------------------
                                    Restated                         Restated
                  September 30,   September 30,   September 30,    September 30,
                      2009             2008           2009             2008
                  -------------   -------------   -------------   --------------

TOTAL REVENUE         4,369,420       4,426,130   $  12,387,697   $  13,179,537


Cost of Revenue       2,754,095       2,763,537       7,507,004       8,360,720
                  -------------   -------------   -------------   --------------

Gross Profit      $   1,615,325   $   1,662,593   $   4,880,692   $   4,818,816

Operating
  Expenses

Selling, General
 & Administrative     1,214,678       1,209,293       4,036,202       3,955,081

Depreciation and
  Amortization          564,769         291,845       1,294,233       1,005,848
                  -------------   -------------   -------------   --------------
INCOME (LOSS)
FROM CONTINUING
OPERATIONS        $    (164,122)  $     161,455   $    (449,743)  $    (142,113)

Interest Expense         96,374         468,777         971,728       1,369,466
                  -------------   -------------   -------------   --------------
Income (Loss)
Before Taxes           (260,496)       (307,321)     (1,421,471)     (1,511,579)

Income Tax Expense            -               -          14,391                -
                  -------------   -------------   -------------   --------------
Net (Loss) from
Continuing
Operations        $    (260,496)  $    (307,321)  $  (1,435,862)  $  (1,511,579)

DEBT
DISTINGUISHMENT
CHARGES                       -               -       2,623,042               -
                  -------------   -------------   -------------   --------------

NET LOSS          $    (260,496)  $    (307,321)  $  (4,058,904)  $  (1,511,579)
                  -------------   -------------   -------------   --------------

Net (Loss) Per
Share             $       (0.01)  $       (0.01)  $       (0.09)  $       (0.04)
                  -------------   -------------   -------------   --------------

Weighted Average
Shares
Outstanding          45,005,075      37,162,257      43,072,676      36,777,632


          See notes to the condensed consolidated financial statements

                PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), NINE MONTHS ENDED


                                                                     Restated
                                                  September 30,    September 30,
                                                       2009            2008
                                                  -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss)                                      $  (4,058,904)  $  (1,511,579)
                                                  -------------   --------------
  Adjustments to reconcile net (loss) to net
   cash used in operations:
    Depreciation and amortization                     1,294,233       1,005,848
    Debt Discount and Loan Costs Amortization         2,808,779         674,040
    (Increase) decrease in assets:
       Accounts receivable                             (109,711)     (1,070,926)
       Other current assets                            (216,310)        (36,149)
    Increase (decrease) in liabilities:
       Accounts payable                                (720,079)        744,119
       Other current liabilities                       (527,556)       (321,636)
       Short Term Notes payable                        (430,000)       (262,701)
                                                  -------------   --------------
           Total adjustments                          2,099,356         732,596
                                                  -------------   --------------
    Net cash flows (used) in operating
    activities                                       (1,959,548)       (778,983)
                                                  -------------   --------------

CASH FLOWS INVESTING ACTIVITIES:
    Purchase of property, plant and
      equipment                                        (332,096)       (598,308)
                                                  -------------   --------------
    Net cash (used) in investing activities            (332,096)       (598,308)
                                                  -------------   --------------

CASH FLOWS FINANCING ACTIVITIES:
   Deferred Loan Issuance Costs                        (307,100)              -
   Proceeds from stock issued                           101,453         519,275
   Proceeds from long-term debt and leases            2,500,000       1,204,875
   Payments on long-term debt and leases               (121,048)       (581,416)
                                                  -------------   --------------
    Net cash flows provided by financing
      activities                                      2,173,305       1,142,734
                                                  -------------   --------------

NET (DECREASE) INCREASE IN CASH                        (118,339)       (234,557)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          411,229          404,003
                                                  -------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $     292,890   $     169,446
                                                  -------------   --------------

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest, net                                   $      80,067   $     695,426
                                                  -------------   --------------

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

         Financial Statement Preparation - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from those estimates.

         Revenue Recognition - The Company recognizes revenue from the sales of televisions when the product is received by the customer. Revenue for its other management and patient centers services is recognized when the service is rendered. Revenue from hospitals for equipment sales or other services is recorded when the service is performed or the equipment sale is finalized

         Income Taxes - Income taxes are not provided for in these financial statements since the Company has a significant net operating loss carry-forward from previous years and incurred a loss for the period.

         Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Cash Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established. The allowance for bad debts was approximately $328,000 as of September 30, 2009.

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

Note 2 - BUSINESS COMBINATIONS AND ACQUISITIONS

         During November 2008 the Company acquired certain assets and assumed certain liabilities in a transaction with Worldnet Communications, Inc. The Company purchased six hospital contracts and certain fixed assets in a transaction valued at approximately $2.2 million of which approximately $2.0 million included the assumption of certain liabilities associated with the assets purchased.

Note 3 - NON CASH TRANSACTIONS

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

                                                  September 30,     December 31,
                                                      2009             2008
                                                  -------------   --------------

Television sets/system installations, equipment   $   3,606,703   $   3,289,521
Computer equipment and Software                       1,404,244       1,389,330
Office equipment                                        339,491         339,492
                                                  -------------   --------------
                                                      5,350,438       5,018,343
Accumulated depreciation                              1,166,232         662,811
                                                  -------------   --------------
Total                                             $   4,219,711   $   4,355,532
                                                  =============   ==============

Note 5 - INTANGIBLE ASSETS

         In accordance with SFAS No. 142 the Company's intangible assets are being amortized over the anticipated useful life of the assets. At the end of September 30, 2009 there was a balance of $6,998,085 in intangible assets which reflected the unamortized portion of multiyear hospital contracts purchased during 2007 and 2008. The contracts are being amortized over a 120 month period using the straight line method. See note 4. A summary of the balances follows:

                                                  September 30,    December 31,
                                                      2009             2008
                                                  -------------   --------------

                Hospital Contracts                $   8,795,156   $   8,795,156
                Accumulated Amortization              1,797,071       1,102,704
                                                  -------------   --------------

                Total                             $   6,998,085   $   7,692,452
                                                  =============   ==============

         The amortization expense for the three month period ended September 30, 2009 was approximately $231,000 and for fiscal 2008 was approximately $859,000. The estimated annual amortization for the next five years will be $890,000.

Note 6 - LONG TERM DEBT

         Long-term debt consists of the following:

                                                  September 30,     December 31,
                                                      2009             2008
                                                  -------------   --------------

             Bank Term Loan                       $   2,500,000   $   6,343,610

             Other Long-term Debt                       790,355         813,061
                                                  -------------   --------------

                                                      3,290,355       7,156,671

    Less: Current portion of long-term debt             102,016       1,409,597
             Debt Discount                                            2,162,661
                                                  -------------   --------------

                                                  $   3,188,339   $   3,584,413
                                                  =============   ==============

         On May 19, 2009 the Company closed on a debt restructuring transaction with Dutchess Private Equities Fund, LTD (Dutchess) which resulted in converting all of the outstanding debt and accrued interest into Preferred Stock. See Note 8.

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

         Employment Agreements - As of September 30, 2009, the Company has four employment agreements in effect for senior executives.

         Litigation - From time to time the Company may be involved in various legal proceedings and other matters, including nominal disputes with creditors relating to the dollar amount of outstanding obligations of the Company, arising in the normal course of business. The Company believes no such actions would result in liabilities in excess of amounts accrued in the financial statements.

       Warrants and Options - As of September 30 , 2009, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

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

         On September 30, 2009 the Shareholders of the Company ratified the Company's "2009 Incentive Stock Option Plan" and reserved 10,000,000 shares for issuance pursuant to said Plan. As of September 30, 2009, 8,000,000 shares under this plan have been issued to officers of the company under this Plan and in accordance to their employment agreements.

Note 8 - DUTCHESS DEBT RESTRUCTURING

         On May 18, 2009 the Company closed on a transaction with Dutchess Private Equities Fund, Ltd. to restructure all of its outstanding debt with the Company. This transaction will have a material positive impact on both the Company's balance sheet as well as statement of operations on a going forward basis.

         The key aspects of the transaction are as follows: Dutchess converted all of their outstanding debt and accrued interest, which was approximately $6.6 million as of the closing date, retired all of their outstanding warrants (22,826,022),and terminated their security interest in the Company's assets; in return for $7.9 million in preferred convertible stock, a cash payment of $100,000 and 4% of the then outstanding common stock of the Company, approximately 1,718,000 shares.

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

         The key aspects of the transaction are as follows: Dutchess converted all of their outstanding debt and accrued interest, which was approximately $6.6 million as of the closing date, retired all of their outstanding warrants (22,826,022),and terminated their security interest in the Company's assets; in return for $7.9 million in preferred convertible stock, a cash payment of $100,000 and 4% of the then outstanding common stock of the Company, approximately 1,718,000 shares.

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

         On November 2, 2007, the Company acquired 100% of the capital stock of TB&A Hospital Television, Inc. (hereinafter "TB&A") for a cash purchase price of approximately $3,000,000 and credit for some of the existing accounts receivable, estimated at $300,000. The consideration issued in the stock purchase was determined as a result of arm's-length negotiations between the parties.

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

         Instant Response Line: The Instant Response Line is an interactive, live-response solution that enables patients to log a non-medical need that is electronically transferred to an appropriate facility department for resolution in a timely fashion. Multiple staff can be notified using various media, and all communications are time stamped and escalated as needed for immediate service recovery. A key element to the success of this system is access to real-time data, which enables administrators to see how quickly and efficiently staff respond and allows for improved strategic planning over time. Instant Response Line provides a single point of contact for all patient problems and leads to greater patient satisfaction. Putting the facility in proactive mode improves interdepartmental communication and adds an unparalleled level of customer service for the patient.

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

Three months ended September 30, 2009 compared with three months ended September 30, 2008

         Net sales for the three month period ended September 30, 2009 were $4,369,000, reflecting a decrease of approximately $57,000 over the net sales of $4,426,000 for the comparable three month period ended September 30, 2008. The decrease was caused by a reduction of equipment sales of approximately 17% or $437,000 offset by an increase in patient services revenue of approximately 18% or $380,000.

         Cost of sales as a percentage of net sales for the three months ended September 30, 2009 was 63% % compared to 62.4% % for the comparable 2008 period. The cost of sales for equipment was higher by 3% for 2009 compared to 2008. This increase was offset by a higher mix and lower cost of sale for patient services in 2009 compared to 2008 resulting in very little overall change in margin from 2008 to 2009.

         Sales and administrative expenses for the three month period ended September 30, 2009 were $1,215,000, an minor increase of $6,000 over the 2008 amount of $1,209,000.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

         Net sales for the nine month period ended September 30, 2009 were $12,388,000, reflecting a decrease of $ 792,000 over the net sales of $13,180,000 for the comparable nine month period ended September 30, 2008. The decrease was caused by a reduction of equipment sales of approximately $2,200,000 offset by an increase in patient services revenue of approximately $1,400,000, which represents an increase of approximately 24%.

         Cost of sales as a percentage of net sales for the nine months ended September 30, 2009 was 60.6 % compared to 63.44% for the comparable 2008 period. The decrease was due to the mix of revenue shifting from equipment sales, with higher cost of sales, to patient services, with lower cost of sales.

         Sales and administrative expenses for the nine month period ended September 30, 2009 were $4,036,000, an increase of $81,000 over the 2008 amount of $3,955,000 which was due to the increase in costs associated with patient service revenue increasing 24% over the comparable nine month period of 2008 partially offset by operational efficiencies.

Liquidity and Capital Resources

         As shown in the above financial statements, the Company incurred a net loss of ($4,059,000) during the nine month period ended September 30, 2009 and ($2,311,990) during the year ended December 31, 2008. Approximately $2.6 million of the loss was due to a one time charge associated with the restructuring of the company's debt. A majority of the charge was non cash and represented the accelerated write off of debt discount and deferred debt charges associated with the initial Dutchess transaction.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company's operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company's results of one percentage point change in short-term interest rates would not have a material impact on the Company's future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities ..

Item 4. Controls and Procedures

         Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

         Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                      Part II. Other Information

Item 1. Legal Proceedings

         The Company is presently involved in two lawsuits which management believes do not have any merit and will not have a material effect upon the financial condition of the Company. There are no other lawsuits pending nor are any such material legal proceedings anticipated.

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

PATIENT PORTAL TECHNOLOGIES, INC.

By:   /s/ Kevin J. Kelly
      ------------------
      KEVIN J. KELLY
      Chief Exec. Officer


Date: November 4, 2009

--------------------------------------------------------------------------------