Form 10-K
period 2009-12-31
Patient Portal Technologies, Inc.
filed 2010-03-29
CIK 1240093

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined inRule 12b-2 of the Exchange Act). Yes☐   No ☒

As of February 28, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $ 8,736,115 based on the closing sale price as reported on the OTC:BB. As of February 28,2010, there were 45,979,553 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 24, 2010 are incorporated by reference into Part III.

Patient Portal Technologies, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2008

ITEM 1.  BUSINESS

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

On December 8, 2006, Patient Portal Connect, Inc. of Palm Beach Gardens, Florida, a Delaware corporation organized in May 2006, acquired approximately 80% of the capital stock of Patient Portal Technologies, Inc. (formerly known as Gambino Apparel Group, Inc., hereafter referred to as “PPRG”)in a tax free exchange that resulted in the shareholders of Patient Portal Connect, Inc. owning 17,500,000 shares of Common Stock of Patient Portal Technologies, Inc., as part of a "reverse" transaction. As a result of this transaction, Patient Portal Connect, Inc. (hereinafter referred to as "PPC") became a wholly-owned operating subsidiary of the Company.

Through this acquisition of PPRG, we became a leading provider of innovative non-medical service solutions for hospitals. The Company's  services are delivered over the Company's state-of-the-art proprietary technology platform.  The Company uses the technology to create a communication portal between patients, hospitals and third parties, allowing the delivery of many useful services focused on impacting satisfaction and improving financial outcomes for hospitals.

On November 1, 2007 the Company raised $7,000,000through the issuance of a convertible debenture agreements with Dutchess Private Equities Fund, Ltd. These funds were primarily utilized for acquisition purposes.

    In June, 2009 the Company closed on a transaction  with Dutchess Private Equities Fund, Ltd. to restructure the convertible debenture.

On November 2, 2007, the Company acquired 100% of the capital stock of TB&A Hospital Television, Inc. (hereinafter "TB&A").

The Company's offices are located at 8276 Willett Parkway, Suite 200, Baldwinsville, New York 13027. The telephone number is (888) 774-3579. The Company's website is www.patientportal.com.

CURRENT PLAN OF OPERATIONS

The healthcare industry is in the midst of dramatic change which is redefining the way hospitals provide services to patients. Education, safety, entertainment, comfort and enhanced communication all contribute greatly to a quality experience for patients and their families. Not surprisingly, these non-medical services rank higher on importance and lower on satisfaction than most care delivery needs.

Patient Portal is positioned in the marketplace as the nation’s first Total Satisfaction Company. We are focused on developing and delivering a broad array of patient centric, non-medical services. Our leading edge technologies and 24/7 personal call communication center leverage a hospital’s existing infrastructure to connect patients and their families to a whole suite of customizable services designed to enhance the patient experience, reduce costs, increase efficiency and generate revenue.

Patient Portal works with healthcare facilities to address patient needs in three simple stages — before, during and after a hospital stay. At each stage, we have the opportunity to add value to the patient experience, which in turn, adds value to the hospital. We work with hospitals to achieve Total Satisfaction — for patients and their families, the hospital and other third parties.

The advantages of or solution is that it requires minimal capital, can integrate with legacy systems, has a low per patient cost and can be installed with minimal physical modification. All of which will make perfect sense to healthcare facilities challenged with making the best use of every dollar for maximum impact in a competitive market. Additionally we support our service platform with a 24/7 employee staffed communication center which provides a market distinction and results in a very personable and customer centric outcome.

Our business objective is to support hospitals as they work to improve patient outcomes and enhance satisfaction throughout the continuum of care cycle. The benefit of our proprietary technology platform supported by our communication center is that it allows us to be in a unique position to deliver a variety of services aimed at impacting these areas of hospital performance. From a financial perspective our services are high impact, high margin, low cost and are scalable with the addition of new hospital accounts, with low fixed costs.

The Company has adopted a recurring subscription based revenue model that utilizes patient interactions. We have approximately 60 long term contracts with hospitals, serving over 1 million patients annually.

Our sophisticated technology platform can be expanded to support additional revenue streams, with minimal cost, as market demand changes. This scalable architecture creates even greater profitability by enabling multiple services to be delivered over the Company’s service delivery platform.

Our growth strategy involves gaining market share through competitive advantage as well as utilizing acquisitions where appropriate.

PATIENT PORTAL TECHNOLOGY SERVICES

The Company offers a menu of services under its Total Satisfaction program. All of these services are aimed at impacting the non-medical patient experience before, during and after the hospital stay.

The services are paid for by hospitals, patients and third parties based upon the type and benefit of the service. Most of the services are fully supported and delivered over the Company’s proprietary technology platform supported by an employee staffed communication center that is available to patients 24/7.

The Company is focused on delivering patient services at three points in time; prior to entry and admission into the hospital; during the hospital stay and post discharge. The pre admission services include a reminder call to patient at their home, information package that can be emailed or direct mailed and condition specific 30 second med clip videos. Services during the hospital stay include installation, support and management of the bedside entertainment system (TV and phone) inside a patient’s room (including the remote activation, billing / collecting and deactivation of the service), patient education through the monitor, concierge response line and in room patient surveys. Post discharge services include medication management service including coordination of hand off of prescriptions between doctor / hospital / third party and home delivery of medication, post discharge follow up call and survey and after care med clips.

The chart below summarizes the services currently offered under Total Satisfaction.

PATIENT PORTAL TECHNOLOGIES TOTAL SATISFACTION SOLUTIONS

PATIENT RELATIONSHIP MANAGEMENT FOR HEALTHCARE

Fully integrated, interactive support for
healthcare facilities, patients and families, and medical personnel

PATIENT BEDSIDE SERVICES
Enhanced Communication, Education and Entertainment
HEALTHCAST: A multi-channel, television network for immediate delivery of customized information and education to patients, visitors and staff
INSTANT RESPONSE puts patients in control of non-medical needs through a single phone call
QUICK PULSE SURVEYS provide immediate feedback for improved operations, greater satisfaction
Pre-Admission & Reminder Calls, AfterCare Follow-up Surveys and Patient Education
MEDCLIPS: Condition specific video clips for internal or remote viewing before or after hospital stay
Free Medication deliveries at home
Mailed Information Packages, Surveys and Patient Education
HOSPITAL
Our leading-edge technologies and 24/7 Customer Call Center leverage a hospital's existing infrastructure to connect patients and their families to a whole suite of services that focus on education, safety, entertainment, comfort and enhanced communication
MEDICAL PERSONNEL ACCESS AND SUPPORT
Assures medical personnel can focus on medical solutions
CUSTOMER CARE CALL CENTER
Comprehensive, personalized, and designed for healthcare
PATIENT PORTAL INTEGRATED DATABASE
Drives administrative efficiency, enhances operations, improves cost, patient satisfaction, profitability, and quality of care

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

As a part of this agreement, the Company received an exclusive technology license for the education and communication portal, HealthCast(TM) Patient Network System. We believe that HealthCast(TM) will fundamentally change the way patient communications are delivered at the bedside, leading to significant revenue opportunities.

HealthCast(TM) is the first suite of customized hospital television channels that invites viewers to interact with channel programming and delivers condition-specific content directly to a patient's TV. HealthCast(TM) features an exclusive digital-signage platform that promotes an unparalleled level of communication by simultaneously showing video, an information scroll, and additional customized messaging to a single patient, certain patient groups, or to specific areas of the hospital. HealthCast(TM) is the only patient network that puts the hospital in control of multiple information streams for an unprecedented level of communication and education for patients and families. In addition, HealthCast(TM)'s proprietary platform captures viewing metrics so hospitals can document content delivery for pay-for-performance reimbursement, and commercial sponsors can respond to patient viewing habits. In response to demand from healthcare facilities, we have developed channels for Patient Education, Hospital Foundation, Maternity and New Born Care, Patient Safety, General Information, and Nutrition, in addition to customized, condition-specific content that can be delivered on-demand to patients.

MedEx(SM)Home Delivery: MedEx(SM) Home Delivery coordinates the information flow between the doctor/ hospital / fulfillment company for the patients medication upon discharge from the hospital. The patient also recives home delivery of thir prescription with a short tim after discharge. The fulfillment and delivery service is provide through third party partners.With MedEx(SM), we offer aturnkey solution for healthcare facilities that improves the hand-off of prescriptions when patients are discharged and returns all real-time data to the facility and physician for improved medication reconciliation and medication therapy management. The Company controls the private-branded process by deploying its technology to manage the information flow between all stakeholders, in addition to being the primary interface between the healthcare provider, patient, drivers, and pharmacy. MedEx(SM) presents a unique vehicle to extend the patient relationship to the home and opens an array of revenue streams through patient education, aftercare, advertising, and product offerings.

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

EMPLOYEES

As of February 28, 2010 the Company and its affiliates had approximately 40 full time equivalent employees.

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

We May Need Additional Funding.

Management believes that is has sufficient cash operating capability and access to capital to satisfy the Company needs for 2010. The Company also has a good relationship with a commercial bank which has provided lines of credit. However, there can be no assurance that additional funds will not be required for additional working capital purposes during such period or thereafter or that, if required, such funds will then be available on terms satisfactory to the Company, if at all.

We Have Given Five Star Bank A Security Interest In Certain Property.

         As part of our commercial banking relationship we had granted Five Star Banka first priority security interest in certain property of the Company to secure the performance and discharge in full of all of Company's obligations under the loan agreement.

Our Business Operations Could Be Significantly Disrupted If We Lose Members Of Our Management Team.

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

We Must Continue To Upgrade Our Technology Infrastructure.

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

Our Network Infrastructure And Computer Systems May Fail.

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

Risks Related to Our Stock Being Publicly Traded

Our Stock Price May Be Volatile.

Our Common Stock has been trading in the public market since 2004. However, throughout our history trading volume has been extremely low. We cannot predict the extent to which a trading market will develop for our Common Stock or how liquid that market might become. The trading price of our Common Stock has been and is expected to continue to be highly volatile as well as subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	Quarterly variations in our results of operations or those of ourcompetitors.

●	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

●	Disruption to our operations.

●	Our ability to develop and market new and enhanced products on a timely basis.

●	Adverse impact of litigation.

●	Any major change in our board of directors or management.

●	Changes in earnings estimates or recommendations by securities analysts.

●	General economic conditions and slow or negative growth of related markets.

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

Provisions in our charter documents and under Delaware law could discourage atakeover that stockholders may consider favorable.

Provisions in our Certificate of Incorporation and By-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

●
Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on our board of directors.

●
Our stockholders may act by written consent, provided that such consent is signed by all the shareholders entitled to vote with respect to the subject matter thereof. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders' meeting.

●
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

You May Experience Substantial Dilution If We Raise Funds Through The Issuance Of Additional Equity And/Or Convertible Securities.

        Investors may experience substantial dilution if and when Dutchess converts its  Preferred Stock into common stock. They have the right to convert the $7.9 million of Preferred Stock in to an approximate 35% ownership interest in the Company's common stock at anytime.

Our Common Stock Has A Small Public Float And Future Sales Of Our Common Stock,May Negatively Affect The Market Price Of Our Common Stock.

As of February 28, 2010 there were 45,979,553 shares of our Common Stock outstanding, at a closing market price (average of best bid and ask prices) of $.19 for a total market valuation of approximately $ 8.736,000. Our Common Stock has a public float of approximately 32,000,000 shares, which shares are in the hands of public investors, and which, as the term "public float" is defined by NASDAQ, excludes shares that are held directly or indirectly by any of our officers or directors or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These 32,000,000 shares are held by approximately 300 shareholders. We cannot predict the effect, if any, that future sales of shares of our Common Stock into the market will have on the market price of our Common Stock. However, sales of substantial amounts of Common Stock, including future shares issued upon the exercise of 33,056,136 Common Stock Purchase Warrants, future shares issued upon the exercise of stock options (of which none are outstanding as of April 6, 2009 and 1,000,000 have been reserved for potential future issuance), or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our Common Stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS - None.

ITEM 2.  PROPERTIES

As of December 31, 2009, the principal property assets of the Company consisted of hospital telecommunications services contracts, furniture, fixtures and computer and network equipment owned by our wholly-owned subsidiaries Patient Portal Connect, Inc. and TB&A Hospital Television, Inc.

During the year ended December 31, 2009, the Company had no significant equipment leases in effect. The Company maintained office space in three locations under real estate leases: Baldwinsville, NY and Amherst, NY and Jupiter, Fla. The non-cancelable lease payments for the year ended December 31, 2009 were $313,741.00. The future minimum lease payments for the three years ending December 31, 2010, 2011 and 2012 are $272,000.00, $216,000.00 and $216,000.00 respectively. The future minimum lease payments for years 2013 through 2015 are $216,000.00 and $49,500.00 for 2016.

ITEM 3.  LEGAL PROCEEDINGS

The Company is presently involved in two lawsuits which management believes do not have any merit and will not have a material effect upon the financial condition of the Company. There are no other lawsuits pending nor are any such material legal proceedings anticipated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting was held on September 17, 2009. At that meeting there were four resolutions voted on and approved by the shareholders. The resolutions were for the election of the Board of Directors, approval to amend the Certificate of Incorporation to create the Series C Preferred Stock, approval to amend the Certificate of Incorporation to authorize the Board of Directors to create new classes and series of capital stock without shareholder approval and approval of the 2009 Long Term Incentive Stock Option Plan.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) The Company's Common Stock was initially listed on the OTC Bulletin Board Market (Current OTCBB Symbol: "PPRG") from July 27, 2005 to January, 2006, and resumed trading on the Bulletin Board from July, 2007 through December, 2009.

	HIGH	LOW	HIGH	LOW
	BID PRICES		ASK PRICES
Fiscal Year 2007
Quarter Ended 3/31/07	$.14	$.08	$.17	$.10
Quarter Ended 6/30/07	$1.45	$.35	$1.60	$.38
Quarter Ended 9/30/07	$.80	$.22	$.90	$.20
Quarter Ended 12/31/07	$1.50	$.15	$1.75	$.18

Fiscal Year 2008
Quarter Ended 3/31/08	$1.65	$.30	$1.75	$.45
Quarter Ended 6/30/08	$1.65	$.80	$1.75	$.90
Quarter Ended 9/30/08	$.81	$20.95	$.25
Quarter Ended 12/31/08	$.47	$13	$.50	$.15

Fiscal Year 2009
Quarter Ended 3/31/09	$.40	$.08	$.45	$.12
Quarter Ended 6/30/09	$.20	$.04	$.25	$.06
Quarter Ended 9/30/09	$.40	$.12	$.51	$.16
Quarter Ended 12/31/09	$.15	$.04	$.18	$.06

Sales prices do not include commissions or other adjustments to the selling price.

(b) HOLDERS - As of February 28, 2010, there were approximately 300 shareholders of record of the Company's Common Stock.

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

(d) WARRANTS AND OPTIONS- As of February 28, 2010, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

			Exercise
Description	Number	Price	Expiration
Class "A" Warrants	250,000	$2.00	12/31/11
Class "B" Warrants	250,000	$3.00	12/31/11
Class "C" Warrants	250,000	$4.00	12/31/11
Class "D" Warrants	9,540,050	$0.50	12/31/11

2009 INCENTIVE STOCK OPTION PLAN

On September 17, 2009 the Shareholders of the Company ratified the Company's "2009 Long Term Incentive Stock Option Plan" and reserved 10,000,000 shares for issuance pursuant to said Plan. As of February 28, 2010, there were 8,000,000 options awarded pursuant to this Plan.

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth the equity securities we sold during the period covered by this report, not previously reported on Forms 10-QSB or 8-K, which was not registered under the Securities Act.

During calendar year 2009 the Company sold 500,000 shares of unregistered common stock under a private placement for approximately $100,000. The Company also issued 7,937 shares of Series C Preferred Stock as consideration, to Dutchess Private Equities Fund Ltd., for converting approximately $6,600,000 of long term debt and retiring approximately 22.8 million common stock warrants. The preferred stock carries an 8% payment in kind dividend and is convertible into approximately 35% of the Company’s common stock at the option of the holder.

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

Selected Financial Information

(in thousands, except per share data)

Fiscal Year Ended December 31,

	2009	2008	2007	2006	2005
Revenues	$16,096	$17,953	$4,705	$13	$-
Operating (Loss)	$(376)	$(202)	$(1,764)	$(275)	$(105)
Net (Loss)	$(4,232)	$(2,312)	$(2,060)	$(401)	$(131)
Net (Loss) Per Share	$(0.10)	$(0.06)	$(0.08)	$(0.01)	$(0.01)
Cash and Equivalents	$35	$411	$404	$2	$1
Total Assets	$14,792	$17,025	$14,851	$1,103	$259
Long Term Obligations	$3,374	$3,883	$3,446	$-	$-
Shareholder Equity	$8,282	$5,883	$7,425	$718	$202

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

General Discussion on Results of Operations and Analysis of Financial Condition

We begin our General Discussion and Analysis with a discussion of the Results of Operations for the years ended December 31, 2009 and 2008, followed by a discussion of Liquidity and Capital Resources available to finance our operations.

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

RESULTS OF OPERATIONS

The Company was established in November, 2002. On December 7, 2006, the Company acquired Patient Portal Connect, Inc., and on November 4, 2007 acquired TB&A Hospital Television, Inc. As of December 31, 2009, these are the only operating subsidiaries of the Company. The results of operations for the year ended December 31, 2009 includes the business operations of these subsidiaries and revenues from acquired contracts for the periods subsequent to their acquisition, including hospital contracts acquired in November 2008.

 During 2009 the Company decided to exit the ownership of the television equipment sales business and instead work with third party distributors to provide equipment to customers as needed. This decision allows the company to focus its resources exclusively on it service business where it has a strong competitive advantage.

 During 2009 the equipment business revenues declined approximately 39% from the 2008 level of $9.2 million to the 2009 level of $5.6 million while the gross margin declined 69% from $1.6 million on 208 to $500,000 in 2009. At the same time the service business revenue increased 15% over 2008 levels from $8.7 million in 2008 to just over $10.0 million in 2009. Gross margin from the service business increased 19% from $4.8 million in 2008 to $5.7 million in 2009.

 The company expects the growth in revenue and percentage of margin to continue to grow into 2010.

Year Ended December 31, 2009 vs. December 31, 2008

The Company reported $16,096,337 of revenue for the Year Ended December 31, 2009 and $ 17,592,615 for the comparable period in 2008. This change was comprised of a reduction in equipment revenue of 39% over the 2008 level, or approximately $3.6 million, offset by an increase in service revenue of 15% over the 2008 levels, or $1.3 million, as well as the impact of recording the sale of certain equipment unit assets.

Cost of sales for the Year Ended December 31, 2009 was $9,411,802 as compared to cost of sales of $11,380,147 during the same period in 2008. This decrease was a combination of a $2.5 million cost reduction related to decreased equipment revenues offset by $382,000 increase as a result of higher service revenues over 2008.

Selling and Administrative expenses were $5,356,766 for the Year Ended December 31, 2009 as compared to $5,231,764 in 2008. These expense as a percentage of revenue increased for the equipment unit from 15% in 2008 to 25% in 2009 as fixed costs remained high as compared to reduced revenues. These expenses declined from 42% of service revenue in 2008 to 40% in 2009.

        Interest costs were $ 1,061,866 for the Year Ended December 31, 2009 compared to $2,093,830 in 2008. This decrease was primarily due to the restructuring of the debt associated with Dutchess Private Equities, Ltd.

The Company reported a net loss of ($4,232,371) for the Year Ended December 31, 2009 as compared to a net loss of ($2,311,990) during the same period in 2008. Approximately $2.6 of the 2009 loss was attributable to expenses associated with restructuring the Company. The overall loss, before restructuring was approximately $1.6 million for 2009 compared to $2.3 million for 2008. This represents a loss per share of ($.10) during the Year Ended December 31, 2009 as compared to a loss per share of $ (.06) for the same period in 2008.

Year Ended December 31, 2008 vs. December 31, 2007

The Company reported $ 17,592,615 of revenue for the Year Ended December 31, 2008 and $4,705,035 for the comparable period in 2007. This majority of this increase, approximately $11.8 million, is attributable to the full year impact of acquired hospital contracts (from 2007) and the full year of operations from TB&A Hospital Television, Inc. (TB&A). The remaining revenue increase of $1.0 million is from existing customer growth and as well as the addition of new customers.

Cost of sales for the Year Ended December 31, 2008 was $11,380,147 as compared to cost of sales of $3,056,835 during the same period in 2007. This increase followed the increase in revenue over 2007.

Selling and Administrative expenses were $5,231,764 for the Year Ended December 31, 2008 as compared to $2,948,026 in 2007. These expense as a percentage of revenue decreased from 62% in 2007 to 29% in 2008 primarily due to the stabilization of expenses as the Company grew its revenues as well as a reduction of start up and organization of expenses of approximately $1.2 million from 2007 to 2008. We expect these expenses to continue to decline as a percentage of revenue.

Interest costs were $2,093,830 for the Year Ended December 31, 2008 compared to $295,868 in 2007. This increase in interest costs was primarily due to the full year cash and non-m cash interest expense associated with the Dutchess debt.

The Company reported a net loss of ($2,311,990) for the Year Ended December 31, 2008 as compared to a net loss of ($2,059,386) during the same period in 2007. This represents a loss per share of ($.06) during the Year Ended December 31, 2008 as compared to a loss per share of $ (.08) for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

       As shown in the above financial statements, the Company incurred a net loss of ($4,232,371) during the year ended December 31, 2009 and ($2,311,990) during the year ended December 31, 2008. The Company, in the past, has been successful in raising capital through private placements of its equity. It has plans to raise more capital through public or private financing, through the issuance of its common stock as well as increasing existing bank line so credit if necessary. When attaining financing if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders. Under its current plan management expects the Company to be operating on a positive cash income basis for 2010, although there is no certainty to these projections. Management also expects that the sale of the unprofitable equipment business unit coupled with the balance sheet restructuring completed in 2009 have put the Company into a much stronger capital and liquidity position entering 2010.

Management believes that actions presently being taken will generate sufficient revenues to provide cash flows from operations and that sufficient capital will be available, when required, to permit the Company to realize its plans. However, there can be no assurance that this will occur.  Because our business is evolving and changing, our future operating cash flows will be significantly increased from past results, and past operations are not a good gauge for anticipating future operations.

SUBSEQUENT EVENTS

There were no significant subsequent events to report.

INFLATION

The rate of inflation has had little impact on the Company's results of operations and is not expected to have a significant impact on continuing operations.

ITEM 7A. QUANTITATIVE AND QULAITATIVE DISCLOSURES ABOUT MARKET RISK

We have no market risk associated with any of our financial based transactions or borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this report are located beginningon page F-1 of this report and incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of The Independent Registered Public Accountant	F-1

Balance Sheets as of December 31, 2009 and December 31, 2008	F-2

Statements of Operations for the two years ended December 31,2009 and 2008	F-3

Statements of Cash Flows for the two years ended December 31,2009 and 2008	F-4

Statements of Stockholders' Equity December 31, 2009 and December 31, 2008	F-5,6

Notes to Financial Statements	F-7 to F-14

The Board of Directors
Patient Portal Technologies, Inc.
Baldwinsville, New York

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

We have audited the balance sheet of Patient Portal Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2009 and December 31, 2008, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009 and December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on the audit.

We conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining on test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for the opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Patient Portal Technologies, Inc. and subsidiaries at December 31, 2009 and December 31, 2008 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2009 and December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2009 expressed an unqualified opinion on Patient Portal Technologies, Inc. and subsidiaries internal control over financial reporting.

/s/ Harris F. Rattray
Harris F. Rattray CPA
Pembroke Pines, Florida
March 15, 2010

PATIENT PORTAL TECHNOLOGIES,INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
DECEMBER 31,

ASSETS
	2009	2008
Cash	$34,781	$411,229
Accounts Receivable, net	1,692,924	2,046,836
Prepaids	290,999	54,919
Other	63,192	292,416
TOTAL CURRENT ASSETS	$2,081,896	$2,805,400

Property, Plant & Equipment, net	4,167,115	4,355,532
Investments	1,475,000	1,475,000
Hospital Contracts, Net	6,784,619	7,692,452
Debt Issuance Costs	283,477	696,280
TOTAL ASSETS	$14,792,106	$17,024,664

LIABILITIES AND STOCKHOLDERS EQUITY

Accounts Payable	$2,049,316	$3,320,317
Current Portion - LTD	405,845	1,409,597
Current Portion - Leases	125,007	127,581
Accrued Expenses	555,774	1,336,675
Notes Payable - Current	-	1,065,000
TOTAL CURRENT LIABILITIES	$3,135,942	$7,259,170

Long Term Debt	3,205,492	3,584,413
Long Term Leases	168,460	298,259
TOTAL LIABILITIES	$6,509,894	$11,141,842

Series C Convertible Preferred Stock , $.01 par value authorized 1,000,000: 7,937 issued and outstanding Dec 31, 2009	79

Series B Redeemable Preferred Stock , $.01 par value authorized 1,000,000: 88,333 Dec 31, 2008		883

Common Stock, $.001 par value, authorized 100,000,000: 45,979,553 (Dec 31, 2009) and 39,466,757 (Dec 31, 2008) issued and outstanding	45,980	39,467
Additional Paid in Capital	17,241,308	9,702,213
Additional Paid In Capital - Warrants	-	913,043
Retained Deficit	(9,005,155)	(4,772,784)
TOTAL STOCKHOLDER'S EQUITY	$8,282,212	$5,882,822

TOTAL LIABILITIES AND STOCKHOLDER's EQUITY	$14,792,106	$17,024,664

See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES,INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,

	2009	2008
NET SALES	$16,096,337	$17,952,615

COST OF SALES	9,411,802	11,380,147
GROSS PROFIT	$6,684,535	$6,572,468

DIRECT OPERATING EXPENSES:
Selling and Administrative	5,356,766	5,231,764
Depreciation and Amortization	1,703,394	1,542,736
TOTAL OPERATING EXPENSES	7,060,160	6,774,500

(LOSS) FROM OPERATIONS BEFOREOTHER INCOME AND EXPENSE	(375,625)	(202,032)

OTHER INCOME AND EXPENSE
Interest Expense	1,061,866	2,093,830

OPERATING (LOSS) BEFORE INCOME TAXES	(1,437,491)	(2,295,862)

Debt Extinguishment Charges	2,623,042	-

TAXABLE INCOME	(4,060,533)	(2,295,862)

PROVISION FOR INCOME TAXES	14,391	16,128

NET (LOSS) BEFORE PREFERRED STOCK DIVIDEND	(4,074,924)	(2,311,990)

PREFERRED STOCK DIVIDEND	157,447	-

NET (LOSS)	(4,232,371)	(2,311,990)

NET (LOSS) PER COMMON SHARE:	$(0.10)	$(0.06)

COMMON SHARES OUTSTANDING (weighted)	43,637,007	36,976,110

See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$(4,232,371)	$(2,311,990)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	1,703,394	1,542,736
Debt Discount and Loan Cost Amortization	2,639,100	898,720
(Increase) decrease in assets:
Accounts receivable	353,912	(579,843)
Prepaids and Other current assets	(6,856)	(243,873)
Increase (decrease) in liabilities:
Accounts payable	(1,271,001)	1,445,461
Short term Notes Payable	(1,065,000)	-
Other current liabilities	(780,901)	(319,538)
Total adjustments	1,572,648	2,743,662
NET CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES	(2,659,723)	431,673

CASH FLOWS INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(483,849)	(1,221,344)
NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	(483,849)	(1,221,344)

FINANCING ACTIVITIES:
Proceeds from Common Stock Issued	101,160	570,102
Proceeds from Long-Term Debt	3,000,000	-
Repayment of Long-Term Debt and Leases	(334,097)	(798,144)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,767,063	796,958

NET (DECREASE) IN CASH	(376,508)	7,287

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	411,289	404,002

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,781	$411,289

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net	$370,700	$1,102,224

See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PREFERRED STOCK
DECEMBER 31, 2009

	Common Stock		Preferred Stock		Additional	Retained
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Deficit	Total

Balance January 1, 2009	39,466,757	$39,467	88,333	$883	$10,615,256	$(4,772,784)	$5,882,822
Issuance of Restricted Stock For Consulting Agreements	2,000,000	2,000			(2,000)		-
Issuance of Common Stock For services	574,476	574			(574)		0
Sale of Common Stock	649,400	649			100,804		101,453
Issue of Common Stock for Employment Agreements	400,000	400			3,600		4,000
Conversion of Preferred Stock to Common Stock	1,170,870	1,171	(88,333)	(883)	(288)		-
Conversion of Debt to Common Stock	1,718,050	1,718			7,500,185		7,501,903
Elimination of Warrants in Dutchess Debt Conversion					(913,043)		(913,043)
Dutchess Debt Restructuring Paid from Capital					(160,000)		(160,000)
Conversion of Debt to Preferred Stock			7,840	78	(78)		-
Preferred Stock Dividend Paid in Kind			157	1.6	157,445		157,447
Preferred Stock Repurchases			(60)	(0.6)	(59,999)		(60,000)
Net loss for the Year						(4,232,371)	(4,232,371)
Balance December 31, 2009	45,979,553	$45,980	7,937	$79	$17,241,308	$(9,005,155)	$8,282,212
See notes to the consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PREFERRED STOCK
DECEMBER 31, 2008

	Common and Preferred Stock		Additional	Retained
	Shares	Par Value	Paid-In Capital	Deficit	Total

Balance January 1, 2008	36,675,707	$37,171	$9,848,333	$(2,460,794)	$7,424,710
Issuance of Common Stock	2,846,050	2,846	567,256		570,102
Issuance of Preferred Stock	33,333	333	199,667		200,000
Net loss for the Year				(2,311,990)	(2,311,990)
Balance December 31, 2008	39,555,090	$40,350	$10,615,256	$(4,772,784)	$5,882,822

See notes to the consolidated financial statements

Patient Portal Technologies, Inc.
Notes to Consolidated Financial Statements
For the Years ended December 31, 2009 and 2008

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

Cash Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established. The allowance for bad debts was $323,000 as of December 31, 2009.

Debt Issuance Costs - Cost incurred to issue debt are deferred and amortized over the term of the related debt.

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

2.      NON CASH TRANSACTIONS

During 2009 the Company had two significant non cash transactions. A summary of each follows:

Dutchess Private Equities Fund, Ltd.

        During the second quarter the Company closed on a debt restructuring transaction with Dutchess. This resulted in the conversion of Dutchess debt into equity (preferred stock), approximately $7.9 million dollars, the elimination of warrants, approximately $1.3 million, the write-off of debt discount and debt issuance expenses, approximately $2.5 million, as well as accrued interest and long term debt of approximately $6.6 million. All of these transactions were non-cash in nature and treated as such in the financial statements.

The Series C Preferred Stock can be converted into common stock at a rate of .0072% of the outstanding common shares for each share of preferred stock that is converted. This formula fixes the conversion of preferred stock into an approximate 36% ownership level. The preferred stock also carries a payment in kind dividend of 8% annual, payable quarterly.

Equipment Business Unit Sale

        In 2009 the Company made the decision to discontinue the ownership of the television equipment sales business and on December 21, 2009 the Company sold specific assets associate with this business to a former manager, for approximately $807,000 in consideration (See Note 9). The assets sold included the name TB&A, customer lists, equipment inventory, purchasing contracts, two lease agreements and the records associated with the television equipment sales business.

        The Company will continue to sell and service television equipment through relationships it has established with third party distributors.

The purchase price consisted of a cash payment of approximately $269,000 and non cash consideration, in the form of assumed debt in the amount of approximately $538,000. The non cash items were treated as such in the financial statements for the period ending December 31, 2009.

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

5.      INVESTMENTS

During April 2007 the Company acquired a 9% minority interest in Virtual Nurse, Inc. and in March 2007, acquired a 9% minority interest in OmniCast, Inc. These investments are carried at cost.

6.      PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifty years. Property and equipment consist of the following at December 31:

	2009	2008
Hospital Television Equipment	$3,757,328	$3,289,521
Computer equipment and Software	1,405,372	1,389,330
Office equipment	339,492	339,492
	5,502,192	5,018,343

Less: Accumulated depreciation	1,335,077	662,811
Total	$4,167,115	$4,355,532

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

	2009	2008
Hospital Contracts	$8,795,156	$8,795,156
Less: Accumulated Amortization	2,010,537	1,102,704
Total	$6,784,619	$7,692,452

        The amortization expense for 2009 and 2008 was $907,833 and $858,867 respectively and the estimated annual amortization for the next five years will be approximately $854,000.

8.      LONG-TERM DEBT

Long-term debt consists of the following at December 31:

	2009	2008
12% Convertible Debenture	-	6,343,610
Five Star Bank	2,979,122	-
Other Long–term Debt	632,215	813,061
	3,611,337	7,156,671
Less:
Current portion of long-term debt	405,845	1,409,597
Discount on Convertible Debt	-	2,162,661

Total	$3,205,492	$3,584,413

        12% Convertible Debenture - In May 2009 the Company converted the outstanding debenture into Preferred Stock (See Note 2).

Five Star Bank – There are two separate credit facilities; a $500,000 equipment based line of credit, with floating interest rates ranging from 4.46% to 5.58% and a revolving working capital line of credit, at an interest rate of 5.25%. The equipment line of credit is being amortized over 36 months and the revolving line of credit is interest only.

        Other Long term Debt – Approximate $333,000 of this balance is paid monthly in amounts ranging up to $5,000, including interest payable, at rates 12%-17%, through 2014. The remaining balance represents term notes due through 2015 at interest rates ranging from 8%-14%.These notes are unsecured.

9.       EQUIPMENT BUSINESS UNIT SALE

        On December 21, 2009 the Company exited the ownership of the hospital television equipment sales business, which had been part of the acquisition of TB&A. The Company retained ownership over all of the hospital service and support contracts and will continue to offer televisions for sale through relationship with third party equipment distributors.

        The business unit was sold for approximately $807,000 and resulted in a gain on the transaction of approximately $499,000 after transaction expenses. The sales price included approximately $269,000 in cash and $538,000 in assumption of debt. A summary of the key elements of the sale and gain follows:

Total
Equipment (Leases)	$127,711
Inventory	139,711
Intangible Assets	540,217

Total Purchase Price	$807,639

Less:
Equipment Value	$(113,057)
Inventory Value	(139,711)
Closing / Transaction Expenses	(55,877)

Gain on Sale	$498,994

        As part of the transaction the purchaser signed a five year non-compete agreement covering the Company’s existing customer base.

10.    COMMITMENTS AND CONTINGENCIES

        Lease Commitments - During the Year ended December 31, 2009 the Company had no significant equipment leases in effect.

        Lease and rent expense for the Year ended December 31, 2009 and 2008 was $313,741 and $ 307,942 respectively. Future payments under operating leases with terms currently greater than one year as follows:

2010	$296,232
2011	$296,232
2012	$296,232
2013	$296,232
2014	$276,174
Thereafter	$0

        Employment Agreements - As of December 31, 2009, the Company has three employment agreements in effect for key management.

        Litigation – The Company is currently involved in two lawsuits stemming from prior business transactions. The Company believes there is no merit in either lawsuit and no decision would result in liabilities in excess of amounts accrued in the financial statements.

Warrants and Options - As of December 31, 2009, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

		Exercise
Description	Number	Price	Expiration

Class "A" Warrants	250,000	$2.00	12/31/11
Class "B" Warrants	250,000	$3.00	12/31/11
Class "C" Warrants	250,000	$4.00	12/31/11
Class "D" Warrants	9,540,050	$.50	12/31/11

        2009 Incentive Stock Option Plan

On September 17, 2009, the Shareholders of the Company ratified the Company's "2009 Long Term Incentive Stock Option Plan" and reserved 10,000,000 shares for issuance pursuant to the Plan. As of February 28, 2010, 8,000,000 options have been awarded pursuant to this Plan.

11.    SUBSEQUENT EVENTS

There were no significant subsequent events to report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices, or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2009, we conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures maydeteriorate.

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, based on the criteria for effective internal control described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control, as defined in Rules 13a-15(e) and 15d - 15(e) of the Exchange Act of 1934, over financial reporting were effective as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The shareholders and Board of Directors of Patient Portal Technologies, Inc.

I have audited Patient Portal Technologies, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Patient Portal Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. My responsibility is to express an opinion on the Company's internal control over financial reporting based on my audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In my opinion, Patient Portal Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Patient Portal Technologies, Inc. as of December 31, 2008 and December 31, 2007 and my report expressed an unqualified opinion thereon.

/s/ Harris F Rattray
Certified Public Accountant
Pembroke Pines, Florida
March 15, 2010

Item 9B. Other Information

         None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information  called for by this Item and not provided above in Item 4A is  incorporated  by reference to our proxy statement which we intend to file with the Securities and Exchange  Commission and mail to shareholders within 120 days of our fiscal year ended December 31, 2009.

Item 11. Executive Compensation.

The  information  required by this Item is incorporated by reference to our proxy  statement  which we intend to file with the  Securities  and Exchange Commission  and mail to  shareholders  within 120 days of our fiscal  year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The  information  required by this Item is incorporated by reference to our proxy  statement  which we intend to file with the  Securities  and Exchange Commission  and mail to  shareholders  within 120 days of our fiscal  year ended December 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The  information  required by this Item is incorporated by reference to our proxy  statement  which we intend to file with the  Securities  and Exchange Commission  and mail to  shareholders  within 120 days of our fiscal  year ended December 31, 2009.

Item 14. Principal Accounting Fees and Services.

The  information  required by this item is incorporated by reference to our proxy  statement  which we intend to file  with the  Security  and  Exchange Commission  and mail to  shareholders  within 120 days of our fiscal  year ended December 31, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) Financial Statements and Schedules The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

b) Exhibit Listing

Exhibit Number	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT PORTAL TECHNOLOGIES, INC.

March 29, 2010	by:	/s/ Kevin Kelly
Kevin Kelly
CEO

March 29, 2010	by:	/s/ Thomas Hagan
Thomas Hagan
Secretary, Acting CFO

March 29, 2010	by:	/s/ Doug D’Agata
Doug D'Agata
Director
Chairman - Audit Committee