Form 10-Q
period 2010-03-31
Patient Portal Technologies, Inc.
filed 2010-05-14
CIK 1240093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

(315) 638-6708
 (Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year,if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes ofcommon stock, as of the latest practicable date.

As of December 31, 2009, there were 45,979,553 shares of common stock, $.001par value per share, outstanding.

Part I. Financial Information

Item 1.    Condensed Consolidated Financial Statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31,	December 31,
ASSETS	2010	2009
Cash	$115,577	$34,781
Accounts Receivable, Net	1,081,177	1,692,924
Prepaids	236,952	290,999
Other	224,770	63,192
TOTAL CURRENT ASSETS	$1,658,476	$2,081,896

Property, Plant & Equipment, Net	4,244,391	4,167,115
Investments	1,475,000	1,475,000
Hospital Contracts, Net	6,571,153	6,784,619
Debt Issuance Costs	259,854	283,477
Note Receviable	-	-
TOTAL ASSETS	$14,208,874	$14,792,106

LIABILITIES AND CAPITAL
Accounts Payable	624,884	$2,049,316
Current Portion - LTD / Leases	536,445	530,852
Accrued Expenses	408,498	555,774
Notes Payable - Current	100,000	-
Other Current Liabilities	679,384	-
TOTAL CURRENT LIABILITIES	$2,349,211	$3,135,942

Long Term Debt, net of discount	3,357,543	3,205,492
Long Term Leases	133,008	168,460
TOTAL LIABILITIES	$5,839,762	$6,509,894

STOCKHOLDER'S EQUITY
Series C Convertible Preferred Stock , $.01 par value authorized 1,000,000: 8,037 issued and outstanding March 31, 2010; 7,937 issued and outstanding Dec 31, 2009	80	79
Common Stock, $.001 par value, authorized 100,000,000: 45,979,553 (Mar 31, 2010 and Dec 31, 2009) issued and outstanding	45,980	45,980
Additional Paid in Capital	17,512,715	17,241,308
Retained Deficit	(9,189,663)	(9,005,155)
TOTAL STOCKHOLDER'S EQUITY	$8,369,112	$8,282,212

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,208,874	$14,792,106

See notes to the condensed consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED

	March 31,	March 31,
	2010	2009
Total Revenue	$2,571,705	$3,882,760

Cost of Revenue	1,038,888	2,257,256

Gross Profit	$1,532,817	$1,625,504

Operating Expenses
Selling, General & Administrative	1,057,539	1,408,601
Depreciation and Amortization	414,097	370,895

Income from Operations	$61,181	$(153,992)

Interest Expense	81,805	499,436
Income (Loss) Before Taxes	(20,624)	(653,428)
Income Tax Expense	4,475	-
Net (Loss) before Preferred Stock Dividend	$(25,099)	$(653,428)

Preferred Stock Dividend	159,409	$-

Net Loss	$(184,508)	$(653,428)

Net (Loss) Per Common Share	$(0.00)	$(0.02)

Weighted Average Shares Outstanding	45,979,553	41,516,757

See notes to the condensed consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), THREE MONTHS ENDED

	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(184,508)	$(653,428)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation and amortization	414,097	370,895
Debt Discount and Loan Costs Amortization	23,623	224,680
(Increase) decrease in assets:
Accounts receivable	611,747	355,346
Other current assets	(107,531)	97,583
Increase (decrease) in liabilities:
Accounts payable	(1,219,432)	(511,254)
Other current liabilities	517,611	(267,356)
Short Term Notes payable	100,000	205,000
Total adjustments	340,115	474,894
Net cash flows used in operating activities	155,607	(178,534)

CASH FLOWS INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(257,817)	(111,929)

Net cash used in investing activities	(257,817)	(111,929)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds from equity investors	172,000	15,000
Preferred stock dividend payment in kind	99,408	-
Payments on long-term debt and leases	(88,402)	(37,142)
Net cash flows provided by financing activities	183,006	(22,142)

NET (DECREASE) INCREASE IN CASH	80,796	(312,604)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,781	411,229
CASH AND CASH EQUIVALENTS, END OF PERIOD	$115,577	$98,625

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net	$71,636	$74,010

See notes to the condensed consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC.,
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Basis of Presentation - Patient Portal Technologies, Inc. and its wholly owned subsidiaries (The "Company") are in two primary businesses. First, the sale of televisions and associated equipment to hospital facilities and second, providing non-medical management and patient support services assisting hospitals to improve patient satisfaction and outcomes. In the fourth quarter of 2009, the Company decided to exit the ownership of the television equipment sales business and instead work with third party distributors to provide equipment to customers as needed. This allows the company to focus its resources exclusively on its service business where it has a strong competitive advantage. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenue Recognition- The Company recognizes revenue from the sales of
Television equipment when the product is delivered to the customer. Revenue for its other management and patient center services is recognized when the service is rendered.

Income Taxes - Income taxes are not provided for in these financial statements since the Company has a significant net operating loss carry-forward from previous years and incurred a loss for the period.

Cash Equivalents- The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Cash Receivable - The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. Credit losses have historically been within management's expectations and the provisions established. The allowance for bad debts was approximately $336,000 as of March 31, 2010.

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

Note 2 - BUSINESS DISCONTINUATIONS AND ACQUISITIONS

In December 2009 the Company decided to exit the ownership of the television equipment sales business and instead work with third party distributors to provide equipment to customers as needed. This decision allows the company to focus its resources exclusively on it service business where it has a strong competitive advantage.

Note 3 - PROPERTY, PLANT & EQUIPMENT

Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifteen years. Property and equipment consist of the following at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009

Television sets/system installations, equipment	$4,006,752	$3,757,328
Computer equipment and Software	1,411,186	1,405,372
Office equipment	339,492	339,492
	5,757,430	5,502,192
Accumulated depreciation	1,513,039	1,335,077
Total	$4,244,391	$4,167,115

Note 4 - INTANGIBLE ASSETS

In accordance with SFAS No. 142 the Company's intangible assets are being amortized over the anticipated useful life of the assets. At the end of March 31, 2010 there was a balance of $ 6,571,153  in intangible assets which reflected the unamortized portion of multiyear hospital contracts purchased during 2007 and 2008. The contracts are being amortized over a 120 month period using the straight line method. A summary of the balances follows:

	March 31,	December 31,
	2010	2009

Hospital Contracts	$8,795,156	$8,795,156
Accumulated Amortization	2,224,003	2,010,537

Total	$6,571,153	$6,784,619

The amortization expense for the three month period ended March 31, 2010 was approximately $ 213,500 and for fiscal 2009 was approximately $908,000. The estimated annual amortization for the next five years will be $850,000.

Note 5 - LONG TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009

Bank Term Loan	$2,939,484	$2,979,122
Other Long-term Debt	828,772	632,215
	3,768,256	3,611,337

Less: Current portion of long-term debt	410,714	405,845

	$3,357,542	$3,205,492

On June 19, 2009 the Company closed on a new credit facility with a commercial bank. The facility included a $2.5 million term loan and a $500,000 equipment facility. The term loan is repayable over 42 months with interest only payments for the first twelve months. Interest is payable at prime plus 2% with a floor of 5.25%.

        Other Long term Debt - Debt is payable in monthly installments of $833 to $4804  including  interest at 12 % expiring at various dates through  January 2012. These notes are either unsecured or secured by television equipment.

Note 6 - COMMITMENTS AND CONTINGENCIES

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. At March 31, 2010, future lease payments under the long-term real estate leases totaled approximately $1.5 million.

Employment Agreements - As of March 31, 2010, the Company has three employment agreements in effect for key executives.

        Litigation - The Company is presently involved in two lawsuits which management, as well as outside counsel, believes are without merit and will not have a material effect upon the financial condition of the Company. There are no other lawsuits pending nor are any such material legal proceedings anticipated.

Warrants and Options - As of March 31, 2010, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

		Exercise
Description	Number	Price	Expiration
Class "A" Warrants	365,000	$2.00	12/31/11
Class "B" Warrants	365,000	$3.00	12/31/11
Class "C" Warrants	365,000	$4.00	12/31/11
Class "D" Warrants	9,480,050	$.50	12/31/11

        On September 30, 2009  the Shareholders of the Company ratified the Company's "2009 Incentive Stock Option Plan" and reserved 10,000,000 shares for issuance pursuant to said Plan. As of September 30, 2009, 8,000,000 shares under this plan have been issued to officers of the company under this Plan and in accordance to their employment agreements.

Note 8     FAIR VALUE MEASUREMENTS

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

On December 8, 2006, Patient Portal Connect, Inc. of Palm Beach Gardens, Florida, a Delaware corporation organized in May 2006, acquired approximately 80% of the capital stock of Patient Portal Technologies, Inc. (formerly known as Gambino Apparel Group, Inc., hereafter referred to as "PPRG")in a tax free exchange that resulted in the shareholders of Patient Portal Connect, Inc. owning 17,500,000 shares of Common Stock of Patient Portal Technologies, Inc., as part of a "reverse" transaction. As a result of this transaction, Patient Portal Connect, Inc. (hereinafter referred to as "PPC") became a wholly-owned operating subsidiary of the Company.

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

On November 1, 2007 the Company raised $7,000,000 through the issuance of a convertible debenture agreements with Dutchess Private Equities Fund, Ltd. These funds were primarily utilized for acquisition purposes.

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

CURRENT PLAN OF OPERATIONS

The healthcare industry is in the midst of dramatic change which is redefining the way hospitals provide services to patients. Education, safety, entertainment, comfort and enhanced communication all contribute greatly to a quality experience for patients and their families. Not surprisingly, these non- edical services rank higher on importance and lower on satisfaction than most care delivery needs.

Patient Portal is positioned in the marketplace as the nation's first Total Satisfaction Company. We are focused on developing and delivering a broad array of patient-centric, non-medical services. Our leading edge technologies and 24/7 personal call communication center leverage a hospital's existing infrastructure to connect patients and their families to a whole suite of customizable services designed to enhance the patient experience, reduce costs, increase efficiency, and generate revenue.

Patient Portal works with healthcare facilities to address patient needs in three simple stages - before, during, and after a hospital stay. At each stage, we have the opportunity to add value to the patient experience, which in turn, adds value to the hospital. We work with hospitals to achieve Total Satisfaction - for patients and their families, the hospital, and other third parties.

The advantages of our solution is that it requires minimal capital, can integrate with legacy systems, has a low per patient cost and can be installed with minimal physical modification. All of which will make perfect sense to healthcare facilities challenged with making the best use of every dollar for maximum impact in a competitive market. Additionally we support our service platform with a 24/7 employee staffed communication center, which provides a market distinction and results in a very personable and customer centric outcome.

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

Our sophisticated technology platform can be expanded to support additional revenue streams, with minimal cost, as market demand changes. This scalable architecture creates even greater profitability by enabling multiple services to be delivered over the Company's service delivery platform.

Our growth strategy involves gaining market share through competitive advantage as well as utilizing acquisitions where appropriate.

PATIENT PORTAL TECHNOLOGY SERVICES

The Company offers a menu of services under its Total Satisfaction program. All of these services are aimed at impacting the non-medical patient experience before, during, and after the hospital stay.

The services are paid for by hospitals, patients, and third parties based upon the type and benefit of the service. Most of the services are fully supported and delivered over the Company's proprietary technology platform supported by an employee staffed communication center that is available to patients 24/7.

The Company is focused on delivering patient services at three points in time; prior to entry and admission into the hospital; during the hospital stay, and post-discharge. The pre-admission services include a reminder call to patients at their home, information package that can be emailed or direct mailed and condition specific 30 second med clip videos. Services during the hospital stay include installation, support and management of the bedside entertainment system (TV and phone) inside a patient's room (including the remote activation, billing / collecting and deactivation of the service), patient education through the monitor, concierge response line, and in room patient surveys. Post-discharge services include medication management service including coordination of hand off of prescriptions between doctor / hospital / third party and home delivery of medication, post discharge follow up call and survey, and after care med clips.

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

MedEx(SM)Home Delivery: MedEx(SM) Home Delivery coordinates the information flow between the doctor/ hospital / fulfillment company for the patients medication upon discharge from the hospital. The patient also receives home delivery of their prescription with a short time after discharge. The fulfillment and delivery service is provide through third party partners.  With MedEx(SM), we offer a turnkey solution for healthcare facilities that improves the hand-off of prescriptions when patients are discharged and returns all real-time data to the facility and physician for improved medication reconciliation and medication therapy management. The Company controls the private-branded process by deploying its technology to manage the information flow between all stakeholders, in addition to being the primary interface between the healthcare provider, patient, drivers, and pharmacy. MedEx(SM) presents a unique vehicle to extend the patient relationship to the home and opens an array of revenue streams through patient education, aftercare, advertising, and product offerings.

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

EMPLOYEES

As of March 31, 2010 the Company and its affiliates had approximately 40 full time equivalent employees.

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

Three months ended March 31, 2010 compared with three months ended March 31, 2009.

Net sales for the three month period ended March 31, 2010 were  $2,571,705, reflecting a decrease of approximately $1.3 million over the net sales of $ 3,882,760 for the comparable three month period ended March 31, 2009. The decrease was largely attributable to a reduction in equipment sales revenue of approximately $1,250,000.  In December 2009 the Company decided to exit the ownership of the television equipment sales business and instead work with third party distributors to provide equipment to customers as needed. This decision allows the company to focus its resources exclusively on it service business where it has a strong competitive advantage.

Cost of sales as a percentage of net sales for the three months ended March 31, 2010 was 40%, compared to 58% for the comparable 2009 period. The cost of sales percentage reduction was due to the company exiting the equipment sales business segment at the end of 2009 and focusing on its service business, which carries a higher gross margin than the equipment sales segment.

Selling and administrative expenses for the three month period ended March 31, 2010 was $1,057,539, a reduction of nearly 25%, or $350,000, from the 2009 level of $1,408,601. This reduction was caused by the elimination of the equipment business unit as well as additional efficiencies gained from operational improvements. Interest expense for the three month period ending March 31, 2010 was about $82,000 compared to nearly $500,000 for the first quarter of 2009.  The reduction in interest expense is due largely to the restructuring of Dutchess Capital debt that occurred in the second quarter of 2009 as well as repayment of higher interest debt.

Net Loss for the three month period ended March 31, 2010 was ($184,508) compared to a net loss of ($653,428) for the quarter ended March 31, 2009. Subtracting interest, taxes, depreciation and amortization from the Company’s net loss results in an EBITDA measurement. Management utilizes the EBITDA measurement as it reflects the Company’s operating performance before these deductions which can mask true operating performance due to the nature of previous hospital contract acquisitions which tend to inflate amortization and depreciation expenses. We believe that this information is useful for investors to fully understand the operating performance of the business. The Company’s EBITDA improved 119% over the same period of 2009, from $217,000 to $475,000 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As shown in the above financial statements, the Company incurred a net loss of ($184,508) during the three month period ended March 31, 2010 and ($653,428) during the quarter ended March 31, 2009. On a cash basis (Net Loss less depreciation, amortization and preferred stock dividends), the Company had income of approximately $389,000 for the first quarter of 2010 compared to a loss of $283,000 for the same period of 2009, an improvement of approximately $672,000 for the quarter.

The Company has been successful in raising capital through private placements of its equity. It has plans to raise more capital through public or private financing, through the issuance of its common stock and the issuance of debt instruments, including debt convertible to equity. When attaining financing if available, it cannot be certain such financing will be on attractive terms. Should the Company obtain more capital, in turn, it may cause dilution to its existing stockholders and providing the Company can obtain more capital, it cannot be assured to ultimately attain profitability. However, management expects that its core business will continue to experience positive growth and the restructuring transaction with Dutchess Capital will have a significant positive impact on the company’s liquidity and overall operations.

As part of the debt restructuring transaction the Company closed on a $3.0 million credit facility to be used to fund working capital. The new debt was obtained at competitive commercial bank rates.

        The Company intends to continue its efforts to complete the necessary steps in order to meet its cash flow requirements throughout fiscal 2010 and to continue its product development efforts and adjust its operating structure to reduce losses and ultimately attain profitability. Management's plans in this regard include, but are not limited to, the increase in business operations which it expects from the acquisition of additional retail hospital contracts by our Patient Portal Connect subsidiary and the continuing roll-out of its product line to its existing and future customer base.

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

Capital Expenditures

Capital expenditures during the remainder of 2010 are not expected to be material.

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

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        The Company is presently involved in two lawsuits, which management believes do not have any merit and will not have a material effect upon the financial condition of the Company. There are no other lawsuits pending nor are any such material legal proceedings anticipated.

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
Chief Exec. Officer

Date: May 13, 2010