Form 10-Q
period 2010-06-30
Patient Portal Technologies, Inc.
filed 2010-08-12
CIK 1240093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

|_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

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

As of December 31, 2009, there were 45,979,553 shares of common stock, $.001 par value per share, outstanding.

Part I. Financial Information

Item 1.  Condensed Consolidated Financial Statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30,	December 31,
ASSETS	2010	2009
Cash	$113,164	$34,781
Accounts Receivable, Net	701,941	1,692,924
Prepaids	332,251	290,999
Other	412,615	63,192
TOTAL CURRENT ASSETS	$1,559,971	$2,081,896

Property, Plant & Equipment, Net	4,517,169	4,167,115
Investments	1,475,000	1,475,000
Hospital Contracts, Net	6,353,645	6,784,619
Debt Issuance Costs	236,231	283,477
Note Receviable	-	-
TOTAL ASSETS	$14,142,016	$14,792,106

LIABILITIES AND CAPITAL
Accounts Payable	1,398,829	$2,049,316
Current Portion - LTD / Leases	535,340	530,852
Accrued Expenses	238,769	555,774
Notes Payable - Current	127,442	-
Other Current Liabilities	-	-
TOTAL CURRENT LIABILITIES	$2,300,380	$3,135,942

Long Term Debt, net of discount	3,302,916	3,205,492
Long Term Leases	107,714	168,460
TOTAL LIABILITIES	$5,711,010	$6,509,894

STOCKHOLDER'S EQUITY
Series C Convertible Preferred Stock , $.01 par value authorized 1,000,000:
8,138 issued and outstanding June 30, 2010;
7,937 issued and outstanding Dec 31, 2009	81	79
Common Stock, $.001 par value, authorized 100,000,000:
(49,990,023 June 30, 2010 and
45,979,553 Dec 31, 2009) issued and outstanding	49,990	45,980
Additional Paid in Capital	17,882,311	17,241,308
Retained Deficit	(9,441,376)	(9,005,155)
TOTAL STOCKHOLDER'S EQUITY	$8,491,006	$8,282,212

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$14,202,016	$14,792,106

See notes to the condensed consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Total Revenue	$2,579,416	$4,135,516	$5,151,120	$8,018,277

Cost of Revenue	1,095,752	2,495,653	2,134,640	4,752,909

Gross Profit	$1,483,663	$1,639,863	$3,016,480	$3,265,367

Operating Expenses
Selling, General & Administrative	1,067,121	1,412,923	2,124,660	2,821,523
Depreciation and Amortization	428,611	358,569	842,709	729,465

Income from Operations	$(12,069)	$(131,628)	$49,112	$(285,621)

Interest Expense	78,001	375,918	159,806	875,354
Income (Loss) Before Taxes	(90,070)	(507,546)	(110,694)	(1,160,975)
Income Tax Expense	233	14,391	4,708	14,391
Net (Loss) from Continuing Operations	$(90,303)	$(521,937)	$(115,402)	$(1,175,366)

Debt Distinguishment Charges	$-	$2,623,042	$-	$2,623,042

Non Cash Preferred Stock Dividend	161,410	$-	320,819	$-

Net Loss	$(251,713)	$(3,144,979)	$(436,221)	$(3,798,409)

Net (Loss) Per Common Share	$(0.01)	$(0.07)	$(0.01)	$(0.09)

Weighted Average Shares Outstanding	47,316,376	42,696,198	46,647,965	42,106,478

See notes to the condensed consolidated financial statements

PATIENT PORTAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), SIX MONTHS ENDED

	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(436,221)	$(3,798,409)
Adjustments to reconcile net (loss) to net cash used in operations:
Depreciation and amortization	842,709	729,465
Debt Discount and Loan Costs Amortization		2,785,156
(Increase) decrease in assets:
Accounts receivable	990,983	156,031
Other current assets	(390,675)	46,204
Increase (decrease) in liabilities:
Accounts payable	(395,487)	(748,759)
Other current liabilities	(245,120)	(78,121)
Short Term Notes payable	100,000	(800,000)
Total adjustments	902,410	2,089,976
Net cash flows used in operating activities	466,188	(1,708,433)

CASH FLOWS INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(695,613)	(198,324)

Net cash used in investing activities	(695,613)	(198,324)

CASH FLOWS FINANCING ACTIVITIES:
Deferred Loan Issuance Costs		(330,723)
Proceeds from equity investors	225,800	101,160
Preferred stock dividend payment in kind	200,817	-
Proceeds from long term debt and leases	28,167	2,500,000
Payments on long-term debt and leases	(146,977)	(78,920)
Net cash flows provided by financing activities	307,807	2,191,517

NET (DECREASE) INCREASE IN CASH	78,383	284,760
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,781	411,229
CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,164	$695,989

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net	$71,636	$128,702

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

         Revenue Recognition- The Company recognizes revenue from the sales of television equipment when the product is shipped to the customer. Revenue for its other management and patient center services is recognized when the service is rendered.

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

         Fair Value Option: In February 2007, the FASB issues SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115," which permits an entity to measure certain financial assets and financial liabilities at fair value, with unrealized gains and losses reported in earnings at each subsequent measurement date. The fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless an event specifies in SFAS No. 159 occurs that results in a new election date. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and has elected not to measure any additional financial instruments and other itemsat fair value.

Note 2 - BUSINESS DISCONTINUATIONS AND ACQUISITIONS

         In December 2009 the Company decided to exit the ownership of the television equipment sales business and instead work with third party distributors to provide equipment to customers as needed. This decision allows the company to focus its resources exclusively on it service business where it has a strong competitive advantage.

Note 3 - PROPERTY, PLANT & EQUIPMENT

         Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifteen years. Property and equipment consist of the following at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009

Television sets/system installations, equipment	$4,225,821	$3,757,328
Computer equipment and Software	1,658,090	1,405,372
Office equipment	333,042	339,492
	6,216,953	5,502,192
Accumulated depreciation	1,699,783	1,335,077
Total	$4,517,169	$4,167,115

Note 4 - INTANGIBLE ASSETS

         In accordance with SFAS No. 142 the Company's intangible assets are being amortized over the anticipated useful life of the assets. At the end of June 30, 2010 there was a balance of $ 6,353,645 in intangible assets which reflected the unamortized portion of multiyear hospital contracts purchased during 2007 and 2008. The contracts are being amortized over a 120 month period using the straight line method. A summary of the balances follows:

	June 30,	December 31,
	2010	2009

Hospital Contracts	$8,795,156	$8,795,156
Accumulated Amortization	2,441,511	2,010,537

Total	$6,353,645	$6,784,619

         The amortization expense for the six month period ended June 30, 2010 was approximately $ 431,000 and for fiscal 2009 was approximately $908,000. The estimated annual amortization for the next five years will be $850,000.

Note 5 - LONG TERM DEBT

         Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009

Bank Term Loan	$2,931,891	$2,979,122
Other Long-term Debt	792,572	632,215
	3,724,463	3,611,337

Less: Current portion of long-term debt	421,547	405,845

	$3,302,916	$3,205,492

        On June 19, 2009 the Company closed on a credit facility with a commercial bank. The facility included a $2.5 million term loan and a $500,000 equipment facility. The term loan is repayable over 42 months with interest only payments for the first twelve months. Interest is payable at prime plus 2% with a floor of 5.25%. During July 2010 we were notified by the bank that they believe there was a technical default of a financial ratio covenant relating debt coverage at December 31, 2009. We believe we were in compliance and are working with the bank to resolve the issue.

         Other Long term Debt - Debt is payable in monthly installments of $833 to $4804 including interest at 12 % expiring at various dates through January 2012. These notes are either unsecured or secured by television equipment.

Note 6     COMMITMENTS AND CONTINGENCIES

         Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. At June 30, 2010, future lease payments under the long-term real estate leases totaled approximately $1.5 million.

         Employment Agreements - As of June 30, 2010, the Company has three employment agreements in effect for key executives.

         Litigation - The Company is presently involved in two lawsuits which management, as well as outside counsel, believes are without merit and will not have a material effect upon the financial condition of the Company. There are no other lawsuits pending nor are any such material legal proceedings anticipated.

         Warrants and Options - As of June 30, 2010, in addition to the Company's aforesaid outstanding Common Stock, there are issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated, and which expire on the date indicated, as follows:

		Exercise
Description	Number	Price	Expiration
Class "A" Warrants	365,000	$2.00	12/31/11
Class "B" Warrants	365,000	$3.00	12/31/11
Class "C" Warrants	365,000	$4.00	12/31/11
Class "D" Warrants	9,480,050	$.50	12/31/11

         On September 30, 2009  the Shareholders of the Company ratified the ompany's "2009 Incentive Stock Option Plan" and reserved 10,000,000 shares for ssuance pursuant to said Plan. As of September 30, 2009, 8,000,000 shares under this plan have been issued to officers of the company under this Plan and in accordance to their employment agreements.

Note 8     FAIR VALUE MEASUREMENTS

         As described in Note 2, "New Accounting Standards", the Company adopted FAS 157 effective January 1, 2008. SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also describes three levels of inputs that may be used to measure fair value:

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

EMPLOYEES

        As of June 30, 2010 the Company and its affiliates had approximately 40 full time equivalent employees.

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

         Net sales for the three month period ended June 30, 2010 were $2,579,416, reflecting a decrease of approximately $1.5 million from the net sales of $ 4,135,516 for the comparable three month period ended June 30, 2009. The decrease was attributable to a reduction in equipment sales revenue of approximately $1,533,000.  Sales for the six month period ended June 30, 2010 were $5,151,120, a decrease of approximately $2,867,000 from the net sales of $8,018,277 for the comparable six month period ended June 30, 2009. Again, the decrease was attributable to a reduction in equipment sales revenue of approximately $2,775,000 in the comparable period. In December 2009 the Company decided to exit the ownership of the television equipment sales business and instead work with third party distributors to provide equipment to customers as needed. This decision allows the company to focus its resources exclusively on it service business where it has a strong competitive advantage.

         Cost of sales as a percentage of net sales for the three months ended June 30, 2010 was 42%, compared to 60% for the comparable 2009 period. Cost of sales as a percentage of net sales for the six months ended June 30, 2010 was 41%, compared to 59% for the comparable 2009 period.  The cost of sales percentage reduction was due to the company exiting the equipment sales business segment at the end of 2009 and focusing on its service business, which carries a higher gross margin than the equipment sales segment.

         Selling and administrative expenses for the three month period ended June 30, 2010 totaled $1,012,621, a reduction of over 28%, or $400,000, from the 2009 level of $1,412,923. For the six months ended June 30, 2010, selling and administrative expenses declined by more than $750,000, or 27%, from $2,821,523 to $2,070,160.  This reduction was achieved by the elimination of the equipment business unit as well as additional efficiencies gained from operational improvements. Interest expense for the three month period ending June 30, 2010 was $78,000 compared to over $375,000 in the second quarter of 2009.  For the six months ended June 30, 2010, interest expense declined to about $160,000 from about $875,000 in the comparable period of 2009. The reduction in interest expense is due largely to the restructuring of Dutchess Capital debt that occurred in the second quarter of 2009 as well as repayment of higher interest debt.

        Net Loss for the three month period ended June 30, 2010 was ($251,713) compared to a net loss of ($3,144,979) for the quarter ended June 30, 2009.  Net Loss for the six month period ended June 30, 2010 was ($436,221) compared to a net loss of ($3,798,409) for the quarter ended June 30, 2009. The second quarter of 2009 included a one-time debt restructuring charge of $2.6 million, while the second quarter of 2010 included an extraordinary charge of $54,500 related to the closure of an office.

       Subtracting interest, taxes, depreciation and amortization from the Company’s net loss results in an EBITDA measurement. Management utilizes the EBITDA measurement as it reflects the Company’s operating performance before these deductions which can mask true operating performance due to the nature of previous hospital contract acquisitions which tend to inflate amortization and depreciation expenses. We believe that this information is useful for investors to fully understand the operating performance of the business. In the six months ended June 30, 2010, the Company’s EBITDA improved 113% over the same period of 2009, from approximately $444,000 to about $946,000.

Liquidity and Capital Resources

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         The Company's operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company's results of one percentage point change in short-term interest rates would not have a material impact on the Company's future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

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

PATIENT PORTAL TECHNOLOGIES, INC.

By:	/s/ Kevin J. Kelly
KEVIN J. KELLY
Chief Exec. Officer

Date:	August 10, 2010